Form 10QSB
period 2000-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2000-11-07
CIK 1118072

Securities and Exchange Commission
                           Washington, D. C.  20549

                                 Form 10-QSB


[X] Quarterly Report Under Section 13 pr 15(d) of the Securities Exchange Act of 1934

                    For Quarter Ended: September 30, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File No.  000-30991


                   SKINOVATION PHARMACEUTICAL INCORPORATED
                     (Name of registrant in its charter)


          NEVADA                                      87-0458170
  (State of incorporation)             (I. R. S. Employer Identification No.)

                              525 SOUTH 300 EAST
                          SALT LAKE CITY, UTAH 84111
                                (801) 323-2395
     (Address and telephone number of principal executive offices and principal place of business)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [  ]

     As of October 23, 2000 the Registrant had a total of 708,000 shares of common stock issued and outstanding.

                              Table of Contents

                                    PART I

Item 1: Financial Statements ...............................................3

Item 2: Management's Discussion and Analysis or Plan of Operations..........8

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities ..............................................9

Item 6: Exhibits and Reports filed on Form 8-K..............................9

Signatures..................................................................10

                        PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS





                       Skinovation Pharmaceutical, Inc.
                        (A Development Stage Company)
                             Financial Statements
                              September 30, 2000

                       Skinovation Pharmaceutical, Inc.
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS
                                                  September 30,  December 31,
                                                      2000          1999
                                                  ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS                                    $          -  $          -
                                                  ------------- -------------
  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                  $     28,776        28,776
                                                  ------------- -------------
  Total Liabilities                                     28,776        28,776
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
 shares authorized; 708,000  and 653,000 shares
  issued and outstanding, respectively                     708           653

Additional Paid in Capital                              25,148        19,703

Deficit Accumulated During the Development Stage       (54,632)      (49,132)
                                                  ------------- -------------

  Total Stockholders' Equity                           (28,776)      (28,776)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============

                       Skinovation Pharmaceutical, Inc.
                        (A Development Stage Company)
                            Statement of Operations
                                   (Unaudited)

                                                                                  From
                          For the three For the three For the nine  For the nine  Inception on months ended  months ended  months ended  months ended  January 15,1988
                          September 30, September 30, September 30, September 30, to September 30,
                          2000          1999          2000          1999          2000
                          ------------- ------------- ------------- ------------- --------------
REVENUES                  $          -  $          -  $          -  $          -  $      27,937
                          ------------- ------------- ------------- ------------- --------------
EXPENSES
 General & Administrative        5,500         3,550         5,500        10,650        119,644
                          ------------- ------------- ------------- ------------- --------------

    TOTAL EXPENSES               5,500         3,550         5,500        10,650        119,644
                          ------------- ------------- ------------- ------------- --------------

NET LOSS BEFORE
  DISCONTINUED OPERATIONS       (5,500)       (3,550)       (5,500)      (10,650)       (91,707)
                          ------------- ------------- ------------- ------------- --------------
GAIN ON DISPOSAL OF
  OPERATIONS                         -             -             -             -         37,075
                          ------------- ------------- ------------- ------------- --------------

NET INCOME(LOSS)          $     (5,500) $     (3,550) $     (5,500) $    (10,650) $     (54,632)
                          ============= ============= ============= ============= ==============

NET LOSS PER SHARE        $     (0.008) $     (0.005) $     (0.008) $     (0.016) $      (0.172)
                          ------------- ------------- ------------- ------------- --------------
WEIGHTED AVERAGE
  SHARES OUTSTANDING           695,500       653,000       668,556       653,000        318,455
                          ============= ============= ============= ============= ==============




                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                     From
                                           For the nine months ended Inception on
                                                September 30,        January 15, 1988
                                          -------------------------- to September 30,
                                              2000         1999      2000
                                          ------------ ------------- -------------
Cash Flows from Operating Activities

  Net Loss                                $    (5,500) $     (3,550) $    (54,632)
  Less Non-Cash Items:
  Shares issued for services                    5,500             -        10,433
  Shares issued for debt payment                    -             -         1,424
  Increase(Decrease) in accounts payable            -         3,550        28,776
  Loss on disposal of PP&E                          -             -         5,263
                                          ------------ ------------- -------------
  Net Cash Provided(Used) by
    Operating Activities                            -             -        (8,736)
                                          ------------ ------------- -------------
Cash Flows from Investing Activities
  Cash paid for PP&E                                -             -        (5,264)
                                          ------------ ------------- -------------
  Net Cash Provided(Used) by
    Investing Activities                            -             -        (5,264)
                                          ------------ ------------- -------------
Cash Flows from Financing Activities
  Cash paid for offering costs                      -             -        (7,000)
  Shares issued for cash                            -             -        21,000
                                          ------------ ------------- -------------
  Net Cash Provided(Used) by
    Financing Activities                            -             -        14,000
                                          ------------ ------------- -------------
Increase in Cash                                    -             -             -
                                          ------------ ------------- -------------
Cash and Cash Equivalents at
  Beginning of Period                               -             -             -
                                          ------------ ------------- -------------
Cash and Cash Equivalents at
   End of Period                          $         -  $          -  $          -
                                          ============ ============= =============

Supplemental Non-Cash Financing Transactions:

  Stock issued for debt payment           $         -  $          -  $      1,424
  Stock issued for services               $         -  $          -  $     10,433

Cash Paid For:
  Interest                                $         -  $          -  $          -
  Income Taxes                            $         -  $          -  $          -


                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2000



GENERAL
-------

Skinovation Pharmaceuticals, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the six months ended June 30, 2000.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     In this report references to "Skinovation," "we," "us," and "our" refer to Skinovation Pharmaceutical Co., Inc.

Forward Looking Statements

     This form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Skinovation's control. These factors include but are not limited to economic conditions generally and in the market which Skinovation may participate; competition within Skinovation's chosen market and failure by Skinovation to successfully develop business relationships.

Plan of Operations

     Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of September 30, 2000, we had no cash on hand and total current liabilities of $28,776. The account payable is for legal and accounting fees paid on our behalf by Mutual Ventures Corporation, a related party. We have no material commitments for the next twelve months.
We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.

     Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business. At the present, we have not identified any assets or business opportunities for acquisition.

     Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Skinovation.

     Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

     Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES

     The following discussions describe the common shares sold without registration by Skinovation from June 30, 2000 through September 30, 2000.

     On July 19, 2000 we issued 30,000 common shares valued at $3,000 to Principal Holdings, Inc. The shares were issued for consulting services provided to us by Principal Holdings. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On August 14, 2000 we issued an aggregate of 25,000 common shares valued at $2,500 to our officers in consideration for their services rendered in that capacity. 5,000 shares were issued to John Peters, our President, 10,000 shares, each, were issued to Anita Patterson, our Director, and Jeanne Ball, our Secretary/Treasurer and a Director. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Part I Exhibits.
             ----------------

     Exhibit                  Description
     --------                 -----------

     27                       Financial Data Schedule

     (b)     Reports on Form 8-K.      None.
             --------------------

                            SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, who is duly authorized.


       11/7/00
Date_________________________      Skinovation Pharmaceutical Incorporated

                                     /s/ John W. Peters
                               By: ____________________________________
                                         John Peters, President and Director