Form 10KSB
period 2000-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2001-03-07
CIK 1118072

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2000.

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        AND    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      Commission file number: 000-30991

                   SKINOVATION PHARMACEUTICAL INCORPORATED
            (Exact name of Registrant as specified in its charter)

           Nevada                                        87-0458170
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

       525 South 300 East, Salt Lake City, Utah           84111
      (Address of principal executive offices)          (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenue for its most recent fiscal year: None.

As of February 1, 2001, the registrant had 708,000 shares of common stock outstanding. The registrant does not have an active trading market and a market value of the voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No   X

                                    PART I

Item 1.   Description of business..........................................2
Item 2.   Description of properties........................................6
Item 3.   Legal proceedings............................................... 6
Item 4.   Submission of matters to a vote of security holders............. 6

                                   PART II

Item 5.   Market for common equity and related stockholder matters........ 6
Item 6.   Management's discussion and analysis or plan of operations.......7
Item 7.   Financial statements.............................................7
Item 8.   Changes in and disagreements with accountants on
          accounting and financial disclosure............................. 7

                                   PART III

Item 9.   Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act................7
Item 10.  Executive compensation...........................................8
Item 11.  Security ownership of certain beneficial owners and management...8
Item 12.  Certain relationships and related transactions...................9

                                   PART IV

Item 13.  Exhibits and reports on Form 8-K.................................10

                          FORWARD LOOKING STATEMENTS

      In this annual report references to "Skinovation," "we," "us," and "our" refer to Skinovation Pharmaceutical Incorporated.


     This annual report contains certain forward-looking statements. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Skinovation's control. These factors include but are not limited to economic conditions generally and in the industries in which Skinovation may participate; competition within Skinovation's chosen industry, including competition from much larger competitors; technological advances and failure by Skinovation to successfully develop business relationships.

                       ITEM 1: DESCRIPTION OF BUSINESS

Business Development

     We were originally incorporated in the state of Nevada on January 15, 1988 as Data Financial Corporation ("Data Financial"). In 1992 Data Financial obtained a license to certain pharmaceutical products and on August 5, 1992, Data Financial changed its name to Skinovation Pharmaceutical Incorporated. In 1993, a court of law determined that we did not own the license for the pharmaceutical products and we have not had operations since that time.

Our Plan

     We are a "blank check" company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

     Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

     Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

     Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.

     It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

     We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships, and specifically, our relationship with Mutual Ventures Corporation, an investment banking firm, may lead to contacts with these various sources.

     Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Part II Item 9:
"Directors and Executive Officers.") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

     Our management may also hire an outside consultant. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors. We have not established the criteria to be used in selecting such consultants or advisors, the service to be provided, the term of service, or the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In addition, there is a possibility that the amount of consultant fees may become a factor in negotiations related to a business opportunity.

     Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, our officers and directors are directors of other blank check companies with a structure and a business plan which is identical to ours and, they may, in the future, be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our principal stockholders and management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of our other stockholders.

     We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. We may acquire or merge with companies of which our management's affiliates or associates have a direct or indirect ownership interest. If we determine in the future that a transaction with an affiliate would be in our best interest we are permitted by Nevada law to enter into such a transaction if:

     (1) The material facts regarding the relationship or interest of the affiliate in the contract or transaction are disclosed or are known to the board of directors. The board authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

     (2) The material facts regarding the relationship or interest of the affiliate in the contract transaction are disclosed or are known to the stockholders entitled to vote on the transaction, and the contract or transaction is specifically approved by vote of the stockholders; or

     (3) The contract or transaction is fair to us at the time it is authorized, approved or ratified by the board of directors or the stockholders.

     A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the business opportunity's management and personnel, the anticipated acceptability of its new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

     In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (2) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as NASDAQ.

     (4) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (5)   The extent to which the business opportunity can be advanced;

     (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (7) Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

     (8) The cost of our participation as compared to the perceived tangible and intangible values and potential; and

     (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such method may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

     We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares might also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

     We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available.

Employees

     We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.

                      ITEM 2: DESCRIPTION OF PROPERTIES

     We do not currently own or lease any property. We utilize office space in the office of our President at no cost. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.


                          ITEM 3: LEGAL PROCEEDINGS

     We are not a party to any proceedings or threatened proceedings as of the date of this filing.


         ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2000 fiscal year.



                    ITEM 5: MARKET PRICE FOR COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

     We have had no market activity in our stock as of this filing. We have approximately 366 stockholders of record and 280,000 common shares are unrestricted shares and 373,000 shares are restricted shares as that term is defined in Rule 144. We have no options or warrants outstanding. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

b) Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by us within the past three years without registration:

     On March 20, 1998 we issued 48,000 shares valued at $4,800 to Lorri Biljanic for consulting services. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) which exempts a private transaction not involving a public distribution.

     On July 19, 2000 we issued 30,000 common shares valued at $3,000 to Principal Holdings, Inc. The shares were issued for consulting services provided to us by Principal Holdings. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) which exempts a private transaction not involving a public distribution.

     On August 14, 2000 we issued an aggregate of 25,000 common shares valued at $2,500 to our officers in consideration for their services rendered in that capacity. 5,000 shares were issued to John Peters, our President, 10,000 shares, each, were issued to Anita Patterson, our Director, and Jeanne Ball, our Secretary/Treasurer and a Director. We relied on an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) which exempts a private transaction not involving a public distribution.

      ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     We are a development stage company and have no assets and have experienced losses from inception. For the fiscal year ended December 31, 2000 we had no cash on hand and total current liabilities of $28,776, which is a note payable owed to Mutual Ventures Corporation for accounting and legal fees paid on our behalf in fiscal year 1999.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and stockholders based on understandings we have with these individuals. We anticipate that Mutual Ventures will continue to provide investment banking services and advance costs on our behalf. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock. Management anticipates future private placements of our common shares will help fund future operations.

     Our reporting obligations involve considerable time, energy and professional fees. We will incur expenses due to the legal and accounting services required to prepare such reports and the costs of filing such reports with the Securities and Exchange Commission. Also, our management must expend time and effort to assist in the preparation and review of such reports. In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations

     Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling our common stock.

                         ITEM 7: FINANCIAL STATEMENTS

     Reference is made to the financial statements for the fiscal years ended December 31, 2000 and 1999 are attached to this Form 10-KSB report.


            ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years.


                   ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS

     Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require three directors who serve for terms of one year and our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

                                                            Director or
Name               Age     Position Held                    Officer Since
------             ----    ---------------                  -----------------
John W. Peters      49     President, Director              June 20, 2000
Jeanne Ball         43     Secretary/Treasurer, Director    March 20, 1998
Anita Patterson     34     Director                         January 13, 1997

     John Peters.   Mr. Peters was appointed as our President and a Director
on June 20, 2000. Since July 1999 he has been the manager of Development Specialties, Inc. a property management company. Since 1995 to the present he has been President and Chairman of the Board of Earth Products and Technologies, Inc, a reporting company. From 1993 to 1995 he was employed as Earth Products' operations manager. Prior business experience includes President and executive officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. He is a director of Bingham Canyon Corporation, a blank check operating company. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

     Jeanne Ball   Ms. Ball was appointed as our Secretary/Treasurer and a
Director on March 20, 1998. For the past five years, Ms. Ball, has worked as an independent contractor performing duties of a legal secretary for an attorney. She is a Director of Bennion Corporation, Galaxy Specialties, Inc. and Wings & Things, Inc. which are blank check reporting companies.

     Anita Patterson. Ms. Patterson has been our Director since January 13, 1997. From March 20, 1998 through June 20, 2000 she served as our President and from January 1997 to March 1998 she was our Secretary/Treasurer. From 1996 to the present she has been employed by Mutual Ventures Corporation as a paralegal specializing in corporate law. In 1994 she received an Associate of Arts degree in the paralegal program from Phillips Junior College. She attended Weber State University during 1986 and 1987. She is a Director of Earth Products Technologies, Inc., Globalwise Investments, Inc. and Wings & Things, Inc. which are blank check reporting companies.

b)     Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2000, we believe all filing requirements under Section 16(a) were complied with in a timely manner.


                       ITEM 10: EXECUTIVE COMPENSATION

     None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. John Peters, our President, received shares valued at $500 for his services during fiscal year 2000. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


              ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock, as well as management's ownership. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of February 1, 2001.

                          CERTAIN BENEFICIAL OWNERS

                                          Common Stock Beneficially Owned
                                          ---------------------------------
Name and Address of                       Number of Shares of   Percentage of
Beneficial Owners                         Common Stock          Class
-----------------                         -------------------   -------------
Don Mayer                                     250,000              35.3%
6 E.  Northridge Lane
Sandy, Utah 84092

National Financial Services Corporation        50,000               7.0%
200 Liberty Street
One World Financial Center
New York, New York 10281

Arthur Candland                                44,000               6.2%
5295 S.  300 W., Suite 499
Murray, Utah 84107


                                  MANAGEMENT

                                          Common Stock Beneficially Owned
                                          ---------------------------------
Name and Address of                       Number of Shares of   Percentage of
Beneficial Owners                         Common Stock          Class
-----------------                         -------------------   -------------

John W. Peters                               35,000               4.9%
525 South 300 East
Salt Lake City, Utah 84111

Jeanne Ball                                  10,000               1.4%
968 Bloomsbury Cove
Murray, Utah 84123

Anita Patterson                              10,000               1.4%
588 North West Capitol
Salt Lake City, Utah 84103

All directors and officers as a group        55,000               7.8%


           ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% stockholders or immediate family members of such persons.

                  ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

Exhibit
Number          Description
--------        -----------

3.1             Articles of Incorporation, dated January 15, 1988
               (Incorporated by reference to exhibit 3.1 of the Form 10-SB,
                File No. 000.30991, filed July 11, 2000)

3.2 Certificate of Amendment, dated August 5, 1992 (Incorporated by reference to exhibit 3.2 of the Form 10-SB, File No. 000.30991, filed July 11, 2000)

3.3             Bylaws of Skinovation Pharmaceutical Incorporated
               (Incorporated by reference to exhibit 3.3 of the Form 10-SB,
                File No. 000.30991, filed July 11, 2000)



Reports on Form 8-K
--------------------

     None.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               2/28/01
      Date_______________         Skinovation Pharmaceutical Incorporated


                                         /s/ John W. Peters
                                   By: _______________________________
                                         John W. Peters, President



     Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



            2/28/01                      /s/ Jeanne Ball
Date: ___________________         By:____________________________________
                                         Jeanne Ball, Secretary/Treasurer
                                         and Director


           2/28/01                      /s/ Anita Patterson
Date: ___________________         By:____________________________________
                                        Anita Patterson, Director

                       Skinovation Pharmaceutical, Inc.
                        (a Development Stage Company)
                             Financial Statements
                          December 31, 2000 and 1999

                               C O N T E N T S



Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . .  3

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . .  5

Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . .  6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . .  8

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . . 9

                            CHISHOLM & ASSOCIATES
                         Certified Public Accountants
                                P.O. Box 540216           Office (801)292-8756
                         North Salt Lake, Utah 84054      FAX (801) 292-8809
------------------------------------------------------------------------------



                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Skinovation Pharmaceutical, Inc.

We have audited the accompanying balance sheets of Skinovation Pharmaceutical, Inc. (a Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception of the development stage on January 15, 1988 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical,
Inc. (a Development Stage Company) as of   December 31, 2000 and 1999 and the
results of its operations and cash flows for the years then ended and from inception of the development stage on January 15, 1988 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Chisholm & Associates

Salt Lake City, Utah
January 26, 2001

                       Skinovation Pharmaceutical, Inc.
                        (a Development Stage Company)
                                Balance Sheets

                                    Assets

                                                          December 31,
                                                         2000      1999
                                                   ------------- -------------

Current assets                                     $          -  $          -
                                                   ------------- -------------

  Total Assets                                     $          -  $          -
                                                   ============= =============



                     Liabilities and Stockholders' Equity

Liabilities
 Accounts payable-related party (Note 5)           $     28,776  $     28,776
                                                   ------------- -------------

  Total liabilities                                      28,776        28,776
                                                   ------------- -------------

Stockholders' Equity

   Common Stock, authorized
     50,000,000 shares of $.001 par value,
     issued and outstanding 708,000 and
     653,000 shares respectively                   $        708  $        653

   Additional Paid in Capital                            25,148        19,703

   Deficit Accumulated During the
     Development Stage                                  (54,632)      (49,132)
                                                   ------------- -------------

Total Stockholders' Equity                              (28,776)      (28,776)
                                                   ------------- -------------

Total Liabilities and Stockholders' Equity         $          -  $          -
                                                   ============= =============


  The accompanying notes are an integral part of these financial statements.

                       Skinovation Pharmaceutical, Inc.
                        (a Development Stage Company)
                           Statements of Operations

                                                                   Cumulative
                                                                      Total
                                For the years ended December 31,      Since
                                   2000        1999       1998     Inception
                              ------------ ----------- ----------- -----------

Revenues                      $         -  $        -  $        -  $   27,937

Expenses:

   General and administrative       5,500      14,200      19,000     119,644
                              ------------ ----------- ----------- -----------

     Total Expenses                 5,500      14,200      19,000     119,644
                              ------------ ----------- ----------- -----------
Net loss before discontinued
  operations                       (5,500)    (14,200)    (19,000)    (91,707)
                              ------------ ----------- ----------- -----------

Gain on disposed of operations          -           -           -      37,075
                              ------------ ----------- ----------- -----------

Net Loss                      $    (5,500) $  (14,200) $  (19,000) $  (54,632)
                              ============ =========== =========== ===========

Net Loss Per Share            $      (.01) $     (.02) $     (.03) $     (.17)
                              ============ =========== =========== ===========
Weighted average shares
 outstanding                      678,417     653,000     641,000     323,449
                              ============ =========== =========== ===========




  The accompanying notes are an integral part of these financial statements.

                       Skinovation Pharmaceutical, Inc.
                        (a Development Stage Company)
                      Statement of Stockholders' Equity

                                                                       Deficit
                                                                       Accumulated
                                                          Additional   During the
                                      Common Stock        Paid-in      Development
                                  Shares         Amount   Capital      Stage
                               ------------- ------------ ------------ -------------
Balance, January 15, 1988                 -            -            -             -

Stock issued for cash at $.0007      30,000  $        30  $     1,970             -

Net loss for the year ended
  December 31, 1988                       -            -            -  $     (1,950)

Net loss for the year ended
  December 31, 1989                       -            -            -           (10)

Net loss for the year ended
  December 31, 1990                       -            -            -           (10)

Net loss for the year ended
  December 31, 1991                       -            -            -           (10)

Stock issued for cash at $.0003     270,000          270        8,730             -

Net loss for the year ended
  December 31, 1992                       -            -            -        (9,757)

Net gain for the year ended
  December 31, 1993                       -            -            -           737
                               ------------- ------------ ------------ -------------

Balance, December 31, 1993          300,000          300       10,700       (11,000)

Shares canceled (Note 3)           (206,632)        (207)         207             -

Net loss for the year ended
  December 31, 1994                       -            -            -             -
                               ------------- ------------ ------------ -------------

Balance, December 31, 1994           93,368           93       10,907       (11,000)

Net loss for the year ended
  December 31, 1995                       -            -            -             -
                               ------------- ------------ ------------ -------------

Balance, December 31, 1995           93,368           93       10,907       (11,000)

Net loss for the year ended
  December 31, 1996                       -            -            -        (1,424)
                               ------------- ------------ ------------ -------------

Balance, December 31, 1996           93,368           93       10,907       (12,424)

Stock issued for services             6,632            7          126             -

Stock issued for debt
 satisfaction                         5,000            5        1,419             -

Stock issued for cash               500,000          500        9,500             -

Stock offering costs                      -            -       (7,000)            -








   The accompanying notes are an integral part of these financial statements.

                                       6

                        Skinovation Pharmaceutical, Inc.
                         (a Development Stage Company)
                       Statement of Stockholders' Equity
                                  (Continued)

                                                                       Deficit
                                                                       Accumulated
                                                          Additional   During the
                                      Common Stock        Paid-in      Development
                                  Shares         Amount   Capital      Stage
                               ------------- ------------ ------------ -------------

Net loss for the year ended
 December 31, 1997                        -            -            -        (3,508)
                               ------------- ------------ ------------ -------------

Balance, December 31, 1997          605,000          605       14,952       (15,932)

Stock issued for services            48,000           48        4,752             -

Net loss for the year ended
 December 31, 1998                        -            -            -       (19,000)
                               ------------- ------------ ------------ -------------

Balance, December 31, 1998          653,000          653       19,703       (34,932)

Net loss for the year ended
 December 31, 1999                        -            -            -       (14,200)
                               ------------- ------------ ------------ -------------

Balance, December 31, 1999          653,000          653       19,703       (49,132)

Stock issued for services            55,000           55        5,445             -

Net loss for the year ended
 December 31, 2000                        -            -            -        (5,500)
                               ------------- ------------ ------------ -------------

Balance, December 31, 2000          708,000  $       708  $    25,148  $    (54,632)
                               ============= ============ ============ =============










   The accompanying notes are an integral part of these financial statements.





                     Skinovation Pharmaceutical, Inc.
                       (a Development Stage Company)
                          Statement of Cash Flows

                                                                           January 15,
                                                                           1988
                                                                           (inception)to
                                         For the years ended December 31,  December 31,
                                         2000           1999      1998     2000
                                       ----------- ----------- ----------- -----------
Cash Flows form Operating Activities:

  Net loss                             $   (5,500) $  (14,200) $  (19,000) $  (54,632)
  Adjustments to reconcile net loss
   to net cash provided by operations:
    Stock issued for debt payment               -           -           -       1,424
    Stock issued for services               5,500           -       4,800      10,433
    Increase in accounts payable                -      14,200      14,200      28,776
    Loss on disposal of PP&E                    -           -           -       5,263
                                       ----------- ----------- ----------- -----------
       Net Cash Used in
        Operating Activities                    -           -           -      (8,736)
                                       ----------- ----------- ----------- -----------

Cash Flows from Investment Activities:

  Cash paid for PP&E                            -           -           -      (5,264)
                                       ----------- ----------- ----------- -----------
       Net Cash Used in
        Investment Activities                   -           -           -      (5,264)
                                       ----------- ----------- ----------- -----------
Cash Flows from Financing Activities:

  Cash paid for offering cost                   -           -           -      (7,000)
  Issued common stock for cash                  -           -           -      21,000
                                       ----------- ----------- ----------- -----------
       Net Cash Provided by
        Financing Activities                    -           -           -      14,000
                                       ----------- ----------- ----------- -----------

Net increase (decrease) in cash                 -           -           -           -

Cash, beginning of year                         -           -           -           -
                                       ----------- ----------- ----------- -----------

Cash, end of year                      $        -  $        -  $        -  $        -
                                       =========== =========== =========== ===========

Supplemental Non-Cash
 Financing Transactions
   Stock issued for debt repayment      $       -  $        -  $        -  $    1,424
   Stock issued for services            $   5,500  $        -  $    4,800  $   10,433
Cash paid for:
   Interest                             $       -  $        -  $        -  $        -
   Income Taxes                         $       -  $        -  $        -  $        -





 The accompanying notes are an integral part of these financial statements.

                                     8



                 Skinovation Pharmaceutical, Inc.
                  (a Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies

     a.  Organization

         The Company was incorporated under the laws of the state of Nevada on January 15, 1988 as Data Financial Corporation. The Company began operations when it became the recipient of a license to certain pharmaceutical products, it also changed its name to Skinovation Pharmaceutical, Inc. In 1993, it was legally determined that the Company did not own the license it was operating under. The Company was ordered to cease and desist operations. The Company has been dormant since that time.

     b.  Accounting Method

         The Company recognizes income and expense on the accrual basis of accounting.

     c.  Earnings (Loss) Per Share

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision for Income Taxes

         No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $54,632 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2003. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999.

                                                   December 31,
                                                 2000         1999
                                           -------------- --------------
     Deferred tax asset:
        NOL carrryforward                  $       8,658  $       7,369
     Valuation allow   ance                       (8,658)        (7,369)
                                           -------------- --------------
     Total                                 $           -  $           -
                                           ============== ==============

NOTE 2 - Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

                 Skinovation Pharmaceutical, Inc.
                  (a Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2000 and 1999

NOTE 3 - Development Stage Company

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge in order to generate significant revenues.

NOTE 4 - Stock Transactions

         On January 3, 1992, the Company's Board of Directors authorized a 3 shares for 1 share forward stock split, and on January 13, 1997 the Board authorized a 1 for 100 reverse split. The Company's financial statements have been retroactively restated to show the effects of the stock splits.

         Since the discontinuance of operations in 1993, shareholders have returned 206,632 shares of outstanding common stock for cancellation, as requested by the Board of Directors.

         On March 20, 1998 the Company issued 48,000 shares of its common stock for services valued at $4,800.

         On July 19, 2000 the Company issued 30,000 shares of its common stock for services valued at $3,000.

         On August 14, 2000 the Company issued 25,000 shares of its common stock for services valued at $2,500.

NOTE 5 - Related Party Transactions

         During the years ended December 31, 1999, 1998, and 1997 the Company incurred $14,200, $14,200, and $376 respectively, of professional fees payable to Mutual Ventures Corporation. An officer of the Company is an employee of Mutual Ventures Corporation.