Form 10QSB
period 2001-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2001-05-01
CIK 1118072

Securities and Exchange Commission
                          Washington, D.  C.  20549

                                 Form 10-QSB


[X] Quarterly Report Under Section 13 pr 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2001

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

     As of April 27, 2001 the Registrant had a total of 708,000 shares of common stock issued and outstanding.

                        PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS





                       Skinovation Pharmaceutical, Inc.
                        (A Development Stage Company)
                             Financial Statements
                                March 31, 2001

                       Skinovation Pharmaceutical, Inc.
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS
                                                     March 31,   December 31,
                                                        2001        2000
                                                   ------------- -------------
                                                     (Unaudited)

CURRENT ASSETS                                     $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                   $     28,776  $     28,776
                                                   ------------- -------------

  Total Liabilities                                      28,776        28,776
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 708,000 shares issued and
  outstanding, respectively                                 708           708

Additional Paid in Capital                               25,148        25,148

Deficit Accumulated During the Development Stage        (54,632)      (54,632)
                                                   ------------- -------------

  Total Stockholders' Equity                            (28,776)      (28,776)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                   ============= =============

                       Skinovation Pharmaceutical, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)


                                 For the three For the three From
                                 months ended  months ended  Inception on
                                 March 31,     March 31,     January 15, 1988
                                 2001          2000          to March 31, 2001
                                 ------------- ------------- --------------

REVENUES                         $          -  $          -  $      27,937
                                 ------------- ------------- --------------
EXPENSES
  General & Administrative                  -             -        119,644
                                 ------------- ------------- --------------

    TOTAL EXPENSES                          -             -        119,644
                                 ------------- ------------- --------------
NET LOSS BEFORE
  DISCONTINUED OPERATIONS                   -             -        (91,707)
                                 ------------- ------------- --------------

GAIN ON DISPOSAL OF OPERATIONS              -             -         37,075
                                 ------------- ------------- --------------

NET INCOME(LOSS)                 $          -  $          -  $     (54,632)
                                 ============= ============= ==============

NET LOSS PER SHARE               $          -  $          -  $       (0.17)
                                 ============= ============= ==============

WEIGHTED AVERAGE
  SHARES OUTSTANDING                  708,000       653,000        330,704
                                 ============= ============= ==============

                       Skinovation Pharmaceutical, Inc.
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)

                                                                From
                                                                Inception on
                                     For the three months ended January 15,
                                             March 31,          1988 to
                                         2001         2000      March 31, 2001
                                     ------------ ------------- --------------
Cash Flows from Operating Activities

  Net Loss                           $         -  $          -  $     (54,632)
  Less Non-Cash Items:
  Shares issued for services                   -             -         10,433
  Shares issued for debt payment               -             -          1,424
  Increase(Decrease) in accounts
    payable                                    -             -         28,776
  Loss on disposal of PP&E                     -             -          5,263
                                     ------------ ------------- --------------
  Net Cash Provided(Used) by
    Operating Activities                       -             -         (8,736)
                                     ------------ ------------- --------------
Cash Flows from Investing Activities
  Cash paid for PP&E                           -             -         (5,264)
                                     ------------ ------------- --------------
  Net Cash Provided(Used) by
    Investing Activities                       -             -         (5,264)
                                     ------------ ------------- --------------
Cash Flows from Financing Activities
  Cash paid for offering costs                 -             -         (7,000)
  Shares issued for cash                       -             -         21,000
                                     ------------ ------------- --------------
  Net Cash Provided(Used) by
    Financing Activities                       -             -         14,000
                                     ------------ ------------- --------------

Increase in Cash                               -             -              -
                                     ------------ ------------- --------------
Cash and Cash Equivalents at
 Beginning of Period                           -             -              -
                                     ------------ ------------- --------------
Cash and Cash Equivalents at
 End of Period                       $         -  $          -  $           -
                                     ============ ============= ==============

Supplemental Non-Cash Financing Transactions:

  Stock issued for debt payment      $         -  $          -  $       1,424
  Stock issued for services          $         -  $          -  $      10,433
Cash Paid For:
  Interest                           $         -  $          -  $           -
  Income Taxes                       $         -  $          -  $           -

                       Skinovation Pharmaceutical, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                                March 31, 2001



GENERAL
--------

Skinovation Pharmaceutical, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the year ended December 31, 2000.

UNAUDITED INFORMATION
----------------------

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

Plan of Operations

     We are a development stage company with no assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the fiscal year ended December 31, 2000, and the three months ended March 31, 2001, we had no cash on hand and total current liabilities of $28,776. The $28,766 account payable is related to accounting and legal fees paid on our behalf in fiscal year 1999.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs may be met by loans from our directors, officers and stockholders. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock. Also, management anticipates future private placements of our common shares may fund our operations.

     We will incur expenses due to the legal and accounting services required to prepare and file reports with the Securities and Exchange Commission.
Also, our management must expend time and effort to assist in the preparation and review of such reports. We anticipate that such expenses will be paid for by loans or equity transactions. In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations.

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


                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number          Description
--------------          ------------

3.1 Articles of Incorporation, dated January 15, 1988 (Incorporated by reference to exhibit 3.1 of the Form-SB, filed July 11, 2000)

3.2 Certificate of Amendment, dated August 5, 1992 (Incorporated by reference to exhibit 3.2 of the Form-SB, filed July 11, 2000)

3.3 Bylaws of Skinovation Pharmaceutical Incorporated (Incorporated by reference to exhibit 3.3 of the Form-SB, filed July 11, 2000)


(b)  Reports on Form 8-K

     None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           5-1-01
Date_________________________    Skinovation Pharmaceutical Incorporated



                                       /s/ John W. Peters
                                 By: ____________________________________
                                     John W. Peters, President and Director