Form 10QSB
period 2001-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2001-07-25
CIK 1118072

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.  C.  20549

                                 Form 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: June 30, 2001

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

     As of July 20, 2001, the Registrant had a total of 708,000 shares of common stock issued and outstanding.

                                    PART I
                            FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                       Skinovation Pharmaceutical, Inc.
                        (A Development Stage Company)
                             Financial Statements
                                June 30, 2001

                       Skinovation Pharmaceutical, Inc.
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS
                                                   June 30,      December 31,
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
                                                   ============= =============

                       Skinovation Pharmaceutical, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)



                                                                                           From
                               For the        For the        For the        For the        Inception on
                               three months   three months   six months     six months     January 15, 1988
                               ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                               2001           2000           2001           2000           2001
                               -------------- -------------- -------------- -------------- --------------
REVENUES                       $           -  $           -  $           -  $           -  $      27,937
                               -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative                 -              -              -              -        119,644
                               -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                         -              -              -              -        119,644
                               -------------- -------------- -------------- -------------- --------------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                               -              -              -              -        (91,707)
                               -------------- -------------- -------------- -------------- --------------

GAIN ON DISPOSAL OF OPERATIONS             -              -              -              -         37,075
                               -------------- -------------- -------------- -------------- --------------

NET INCOME(LOSS)               $           -  $           -  $           -  $           -  $     (54,632)
                               ============== ============== ============== ============== ==============

NET LOSS PER SHARE             $           -  $           -  $           -  $           -  $       (0.14)
                               ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                        708,000        653,000        708,000        653,000        390,593
                               ============== ============== ============== ============== ==============



                                        F-2




                         Skinovation Pharmaceutical, Inc.
                           (A Development Stage Company)
                              Statement of Cash Flows
                                    (Unaudited)

                                                                                           From
                                                               For the six months ended    Inception on
                                                                         June 30,          January 15, 1988
                                                                   2001          2000      to June 30, 2001
                                                              -------------- ------------- ---------------
Cash Flows from Operating Activities

  Net Loss                                                    $           -  $          -  $      (54,632)
  Less Non-Cash Items:
  Shares issued for services                                              -             -          10,433
  Shares issued for debt payment                                          -             -           1,424
  Increase(Decrease) in accounts payable                                  -             -          28,776
  Loss on disposal of PP&E                                                -             -           5,263
                                                              -------------- ------------- ---------------

  Net Cash Provided(Used) by Operating Activities                         -             -          (8,736)
                                                              -------------- ------------- ---------------
Cash Flows from Investing Activities
  Cash paid for PP&E                                                      -             -          (5,264)
                                                              -------------- ------------- ---------------

  Net Cash Provided(Used) by Investing Activities                         -             -          (5,264)
                                                              -------------- ------------- ---------------
Cash Flows from Financing Activities
  Cash paid for offering costs                                            -             -          (7,000)
  Shares issued for cash                                                  -             -          21,000
                                                              -------------- ------------- ---------------

  Net Cash Provided(Used) by Financing Activities                         -             -          14,000
                                                              -------------- ------------- ---------------

Increase in Cash                                                          -             -               -
                                                              -------------- ------------- ---------------

Cash and Cash Equivalents at Beginning of Period                          -             -               -
                                                              -------------- ------------- ---------------

Cash and Cash Equivalents at End of Period                    $           -  $          -  $            -
                                                              ============== ============= ===============

Supplemental Non-Cash Financing Transactions:

  Stock issued for debt payment                               $           -  $          -  $        1,424
  Stock issued for services                                   $           -  $          -  $       10,433

Cash Paid For:
  Interest                                                    $           -  $          -  $            -
  Income Taxes                                                $           -  $          -  $            -


                                        F-3

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2001



GENERAL

Skinovation Pharmaceutical, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the year ended December 31, 2000.

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

ITEM 2:  PLAN OF OPERATIONS

     We are a development stage company with no assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the fiscal year ended December 31, 2000, and the six and three month periods ended June 30, 2001, we had no cash on hand and total current liabilities of $28,776. The $28,766 account payable is related to accounting and legal fees paid on our behalf by a related party in fiscal year 1999.

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


                             PART II
                        OTHER INFORMATION

ITEM 5: OTHER EVENTS

     On June 15, 2001, Anita Patterson resigned from her position as our director in order to pursue other interests. As a result, we currently have a vacancy on our board of directors which management expects to fill within the next 60 days.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number   Description
-------  ---------------
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


                                Skinovation Pharmaceutical Incorporated


       7/23/01                  /s/ John W. Peters
Date_________________       By: _____________________________________________
                                John W. Peters, President and Director


       7/23/01                  /s/ Jeanne Ball
Date_________________       By: _____________________________________________
                                Jeanne Ball, Secretary/Treasurer and Director