Form 10QSB
period 2001-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2001-11-08
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           Form 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended: September 30, 2001

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

     As of November 5, 2001, the Registrant had a total of 708,000 shares of common stock issued and outstanding.

                 PART I:   FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                       Financial Statements
                        September 30, 2001

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                  September 30,  December 31,
                                                      2001           2000
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                    $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                        28,776        28,776
                                                  ------------- -------------

  Total Liabilities                                     28,776        28,776
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
                                                  ============= =============

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                                    From
                           For the        For the       For the       For the       Inception on
                           three months   three months  nine months   nine months   January 15,
                           ended          ended         ended         ended         1988 through
                           September 30,  September 30, September 30, September 30, September 30,
                           2001           2000          2001          2000          2001
                           -------------- ------------- ------------- ------------- -------------
REVENUES                   $           -  $          -  $          -  $          -  $     27,937
                           -------------- ------------- ------------- ------------- -------------
EXPENSES
  General & Administrative             -         5,500             -         5,500       119,644
                           -------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                     -         5,500             -         5,500       119,644
                           -------------- ------------- ------------- ------------- -------------

NET LOSS BEFORE
 DISCONTINUED OPERATIONS               -        (5,500)            -        (5,500)      (91,707)
                           -------------- ------------- ------------- ------------- -------------
GAIN ON DISPOSAL OF
 OPERATIONS                            -             -             -             -        37,075
                           -------------- ------------- ------------- ------------- -------------

NET INCOME(LOSS)           $           -  $     (5,500) $          -  $     (5,500) $    (54,632)
                           ============== ============= ============= ============= =============

NET LOSS PER SHARE         $           -  $         (0) $          -  $         (0) $      (0.11)
                           ============== ============= ============= ============= =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                    708,000       699,667       708,000       668,556       492,982
                           ============== ============= ============= ============= =============




                     Skinovation Pharmaceutical, Inc.
                      (A Development Stage Company)
                         Statement of Cash Flows
                               (Unaudited)


                                                                                From
                                                   For the nine months ended    Inception on
                                                          September 30,         January 15, 1988
                                                   ---------------------------  to September 30,
                                                      2001           2000       2001
                                                   ------------- -------------  ---------------
Cash Flows from Operating Activities

  Net Loss                                         $          -  $     (5,500)  $      (54,632)
  Less Non-Cash Items:
  Shares issued for services                                  -         5,500           10,433
  Shares issued for debt payment                              -             -            1,424
  Increase(Decrease) in accounts payable                      -             -           28,776
  Loss on disposal of PP&E                                    -             -            5,263
                                                   ------------- -------------  ---------------

  Net Cash Provided(Used) by Operating Activities             -             -           (8,736)
                                                   ------------- -------------  ---------------
Cash Flows from Investing Activities
  Cash paid for PP&E                                          -             -           (5,264)
                                                   ------------- -------------  ---------------

  Net Cash Provided(Used) by Investing Activities             -             -           (5,264)
                                                   ------------- -------------  ---------------
Cash Flows from Financing Activities
  Cash paid for offering costs                                -             -           (7,000)
  Shares issued for cash                                      -             -           21,000
                                                   ------------- -------------  ---------------

  Net Cash Provided(Used) by Financing Activities             -             -           14,000
                                                   ------------- -------------  ---------------

Increase in Cash                                              -             -                -

Cash and Cash Equivalents at Beginning of Period              -             -                -
                                                   ------------- -------------  ---------------

Cash and Cash Equivalents at End of Period         $          -  $          -   $            -
                                                   ============= =============  ===============

Supplemental Non-Cash Financing Transactions:

  Stock issued for debt payment                               -             -            1,424
  Stock issued for services                                   -         5,500           10,433

Cash Paid For:
  Interest                                         $          -  $          -   $            -
  Income Taxes                                     $          -  $          -   $            -



                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2001



GENERAL

Skinovation Pharmaceutical, Inc.(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the year ended December 31, 2000.

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


ITEM 2:  PLAN OF OPERATIONS

      We are a development stage company with no assets, we have experienced losses since our inception and we are dependent on financing to continue our operations. For the fiscal year ended December 31, 2000, and the nine and three month periods ended September 30, 2001, we had no cash on hand and total current liabilities of $28,776. The $28,766 account payable is related to accounting and legal fees paid on our behalf by a related party in fiscal year 1999.

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


                             PART II
                        OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number     Description
    3.1            Articles of Incorporation, dated January 15, 1988
                   (Incorporated by reference to exhibit 3.1 of the Form-SB, filed July 11, 2000)

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


                                    Skinovation Pharmaceutical Incorporated


         11/07/01                      /s/ John W. Peters
Date_________________________    By: ______________________________________
                                     John W. Peters, President and Director