Form 10KSB
period 2001-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2002-03-29
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

                Commission file number: 000-30991

             SKINOVATION PHARMACEUTICAL INCORPORATED
       ---------------------------------------------------
      (Exact name of Registrant as specified in its charter)

Nevada                                             87-0458170
-----------------------------------------          -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

525 South 300 East, Salt Lake City, Utah           84111
-----------------------------------------          --------------------
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

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [x]

State issuer's revenue for its most recent fiscal year: None.

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not have an active trading market.

As of March 27, 2002 the registrant had 708,000 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]____ No [X]

                              PART I

Item 1.  Description of business............................................2
Item 2.  Description of properties..........................................6
Item 3.  Legal proceedings..................................................6
Item 4.  Submission of matters to a vote of security holders................6

                             PART II

Item 5.  Market for common equity and related stockholder matters...........7
Item 6.  Plan of operations.................................................7
Item 7.  Financial statements...............................................7
Item 8.  Changes in and disagreements with accountants ....................18

                             PART III

Item 9.  Directors and executive officers; compliance with Section 16(a)...18
Item 10. Executive compensation............................................18
Item 11. Security ownership of certain beneficial owners and management....19
Item 12. Certain relationships and related transactions....................20
Item 13. Exhibits and reports on Form 8-K..................................20



                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Skinovation," "we," "us," and "our" refer to Skinovation Pharmaceutical Incorporated.


     This annual report contains certain forward-looking statements. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Skinovation's control. These factors include but are not limited to economic conditions generally and in the industries in which Skinovation may participate, competition within Skinovation's chosen industry, technological advances and failure by Skinovation to successfully develop business relationships.

                              PART I

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

     Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Skinovation.

     Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

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

Investigation and Selection of Business Opportunities

     We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts with these various sources.

     Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers . . .") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

     Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, our officers and directors are directors of other blank check companies with a structure and a business plan which is identical to ours and they may be involved with other blank check companies in the future. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity our principal stockholders and management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of our other stockholders.

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

     A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the business opportunity's management and personnel, the anticipated acceptability of its new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

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

     No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such method may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

     We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

     We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available for these transactions.

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


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     We have had no market activity in our stock as of this filing. As of March 27, 2002 we have approximately 366 stockholders of record holding 373,000 restricted shares, as that term is defined in Rule 144, and 280,000 unrestricted shares . We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by us within the past three years without registration:

     On August 14, 2000 we issued an aggregate of 25,000 common shares valued at $2,500 to our officers in consideration for their services rendered in that capacity. 5,000 shares were issued to John Peters, our President, 10,000 shares, each, were issued to Anita Patterson, our Director, and Jeanne Ball, our Secretary/Treasurer and a Director. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On July 19, 2000 we issued 30,000 common shares valued at $3,000 to Principal Holdings, Inc. The shares were issued for consulting services provided to us by Principal Holdings. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

     On March 20, 1998 we issued 48,000 shares valued at $4,800 to Lorri Biljanic for consulting services. We relied on an exemption from registration for a private transaction not involving a public distribution provided by
Section 4(2) under the Securities Act.


                    ITEM 6: PLAN OF OPERATION

     We are a development stage company and have no assets and have experienced losses from inception. For the fiscal year ended December 31, 2001 we had no cash on hand and total current liabilities of $28,776, which is a note payable owed to Mutual Ventures Corporation for accounting and legal fees paid on our behalf in fiscal year 1999.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and stockholders based on understandings we have with these individuals. These understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock. Management anticipates future private placements of our common shares will help fund future operations.

      Our management intends to actively seek business opportunities during
the next twelve months.      If we obtain a business opportunity, then it may
be necessary to raise additional capital through the sale of our common stock. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.


                   ITEM 7: FINANCIAL STATEMENTS

                 Skinovation Pharmaceutical, Inc.

                       Financial Statements

                    December 31, 2001 and 2000

                             CONTENTS


Independent Auditor's Report ..............................................3

Balance Sheets.............................................................4

Statements of Operations ..................................................5

Statements of Stockholders' Equity.........................................6

Statements of Cash Flows ..................................................7

Notes to the Financial Statements .........................................8

                      CHISHOLM & ASSOCIATES
A Professional           Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216              Fax (801)292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Skinovation Pharmaceutical, Inc.

We have audited the accompanying balance sheets of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception January 15, 1988 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and from inception January 15, 1988 through December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

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


/S/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2002

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                          December 31
                                                      2001           2000
                                                 -------------- -------------

CURRENT ASSETS

Cash (Note 1)                                    $           -  $          -
                                                 -------------- -------------

  Total Assets                                   $           -  $          -
                                                 ============== =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party (Note 5)        $      28,776  $     28,776
                                                 -------------- -------------

  Total Liabilities                                     28,776        28,776
                                                 -------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares  authorized; 708,000 shares issued
  and outstanding                                          708           708

Additional Paid - in Capital                            25,148        25,148

Deficit Accumulated during the development stage       (54,632)      (54,632)
                                                 -------------- -------------

  Total Stockholders' Equity (deficit)                 (28,776)      (28,776)
                                                 -------------- -------------

Total Liabilities and Stockholders' Equity       $           -  $          -
                                                 ============== =============











The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statement of Operations


                                                              From
                                       For the Years Ended    Inception on
                                            December 31       January 15, 1988
                                      2001           2000     to Dec. 31, 2001
                                  ------------- ------------- ----------------

REVENUES                          $          -  $          -  $       27,937
                                  ------------- ------------- ----------------
EXPENSES

  General & Administrative                   -         5,500         119,644
                                  ------------- ------------- ----------------

    Total Expenses                           -         5,500         119,644
                                  ------------- ------------- ----------------

Net loss before discontinued
  operations                                 -             -         (91,707)

Gain on disposal of operations               -             -          37,075
                                  ------------- ------------- ----------------

Net Loss                          $          -  $     (5,500) $      (54,632)
                                  ============= ============= ================

Net Loss Per Share                $             $      (0.01) $        (0.16)
                                  ============= ============= ================

Weighted average shares outstanding    708,000       678,417         334,060
                                  ============= ============= ================



















The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical Inc.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on January 15, 1988 through December 31, 2001

                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------

Balance, January 15, 1988             -           -           -             -

Stock issued for cash
 at $.067                        30,000  $       30 $     1,970             -

Net (loss) for the year
 ended December 31, 1988              -           -           -        (1,950)

Net (loss) for the year
 ended December 31, 1989              -           -           -           (10)

Net (loss) for the year
 ended December 31, 1990              -           -           -           (10)

Net (loss) for the year
 ended December 31, 1991              -           -           -           (10)

Stock issued for cash
 at $.033                       270,000         270       8,730             -

Net (loss) for the year
 ended December 31, 1992              -           -           -        (9,757)

Net gain for the year
 ended December 31, 1993              -           -           -           737
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993     300,000         300      10,700       (11,000)

Shares canceled (Note 3)       (206,632)       (207)        207             -

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------
Balance - December 31, 1994      93,368          93      10,907       (11,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995      93,368          93      10,907       (11,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -        (1,424)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996      93,368          93      10,907       (12,424)

Stock issued for services         6,632           7         126             -

Stock issued for debt
 satisfaction                     5,000           5       1,418             -

Stock issued for cash           500,000         500       9,500             -

Stock offering costs                  -           -      (7,000)            -

Net (loss) for the year
 ended December 31, 1997              -           -           -        (3,508)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997     605,000         605      14,951       (15,932)

Stock issued for services        48,000          48       4,752             -

Net (loss) for the year
 ended December 31, 1998              -           -           -       (19,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998     653,000         653      19,703       (34,932)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (14,200)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999     653,000         653      19,703       (49,132)

Stock issued for services        55,000          55       5,445             -

Net (loss) for the year
 ended December 31, 2000              -           -           -        (5,500)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000     708,000         708      25,148       (54,632)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001     708,000  $      708  $   25,148  $    (54,632)
                           ============= =========== =========== =============




The accompanying notes are an integral part of these financial statements



                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows



                                                                    From
                                             For the Years Ended    Inception on
                                                  December 31       January 15, 1988
                                        --------------------------- Through
                                            2001           2000     December 31,2001
                                        ------------- ------------- ----------------
Cash Flows from Operating Activities

  Net Loss                              $          -  $     (5,500) $       (54,632)
  Adjustments for non-cash items:
   Stock issued for debt repayment                 -             -            1,424
   Shares issued for services                      -         5,500           10,433
   Increase  in Accounts Payable                   -             -           28,776
   Loss on disposal of PP&E                        -             -            5,263
                                        ------------- ------------- ----------------
  Net Cash Provided (Used) by
   Operating Activities                            -             -           (8,736)
                                        ------------- ------------- ----------------

Cash Flows from Investing Activities:

  Cash paid for PP&E                               -             -           (5,264)
                                        ------------- ------------- ----------------
  Net Cash Provided (Used) in
   Investing Activities                            -             -           (5,264)
                                        ------------- ------------- ----------------

Cash Flows from Financing Activities:
  Cash paid for offering cost                      -             -           (7,000)
  Issued common stock for cash                     -             -           21,000
                                        ------------- ------------- ----------------
  Net cash Provided by
   Financing Activities                            -             -           14,000
                                        ------------- ------------- ----------------

Increase (Decrease) in Cash                        -             -                -

Cash, beginning of period                          -             -                -
                                        ------------- ------------- ----------------

Cash, end of period                     $          -  $          -  $             -
                                        ============= ============= ================

Supplemental Cash Flow Information:

  Stock issued for debt repayment       $          -  $          -  $         1,424
  Stock issued for services             $          -  $      5,500  $        10,433

  Cash Paid For:
    Interest                            $          -  $          -  $             -
    Income Taxes                        $          -  $          -  $             -








The accompanying notes are an integral part of these financial statements


                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

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

     c.   Earnings (Loss) Per Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements
                                       Income (loss)  Shares       Per Share
                                       (Numerator)   (Denominator) Amount
                                       ------------- ------------- -----------
For the year ended December 31, 2001:

Basic EPS
 Income (loss) to common stockholders  $          -       708,000  $        -
                                       ============= ============= ===========

For the year ended December 31, 2000:

Basic EPS
 Income (loss) to common stockholders  $      5,500       678,417  $     (.01)
                                       ============= ============= ===========

From inception on March 11, 1986 to
December 31, 2001:

Basic EPS
 Income (loss) to common stockholders  $    (54,632)      334,060  $    (0.16)
                                       ============= ============= ===========

     d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     e.  Provision for Income Taxes

         No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $54,632 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2003. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax asset and the valuation account is as follows as December 31, 2001 and 2000:

                                                      December 31,
                                                   2001         2000
                                              ------------- -------------

     Deferred tax asset:
          NOL carryforward                    $      8,658  $      8,658

          Valuation allowance                    (   8,658)     (  8,658)
                                              ------------- -------------

                                              $          -  $          -
                                              ============= =============




     f.  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 3 - Development Stage Company

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

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

         On August 14, 2000 the Company issued 25, 000 shares of its common stock for services valued at $2,500.

NOTE 5 - Related Party Transactions

         During the year ended December 31, 1999, 1998, and 1997 the Company incurred $14,200, $14,200 and $376 respectively, of professional fees payable to Mutual Ventures Corp. An officer of the Company is an employee of Mutual Ventures Corp.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

     Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require three directors who serve for terms of one year or until they are replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. We have one vacancy on our Board which we intend to fill within the next 90 days. There are no existing family relationships between or among any of our executive officers or directors.

                                                           Director or
Name               Age     Position Held                   Officer Since
---------------    ----    ------------------------------  -------------
John W. Peters      50     President, Director             June 20, 2000
M. Jeanne Ball      44     Secretary/Treasurer, Director   March 20, 1998

     John W. Peters.    Since July 1999 he has been the manager of Development
Specialties, Inc. a property management company. Since 1995 to the present he has been President and Chairman of the Board of Earth Products and Technologies, Inc, a reporting company. From 1993 to 1995 he was employed as Earth Products' operations manager. Prior business experience includes President and executive officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. He is a director of Bingham Canyon Corporation, and Cancer Capital Corp., blank check operating companies. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

     M. Jeanne Ball For the past five years, Mrs. Ball, has worked as an independent contractor performing duties of a legal secretary for an attorney. She is a Director of Galaxy Specialties, Inc. and Wings & Things, Inc., blank check reporting companies.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2001, we believe all filing requirements under Section 16(a) were complied with in a timely manner.


                 ITEM 10: EXECUTIVE COMPENSATION

     None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. John W. Peters, our President, who acts in the capacity similar to Chief Executive Officer did not receive compensation during the 2001 fiscal
year.   Mr. Peters did receive shares valued at $500 for his services during fiscal year 2000. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock, as well as management's ownership. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 27, 2002.


                    CERTAIN BENEFICIAL OWNERS

                                           Common Stock Beneficially Owned
                                           -------------------------------
Name and Address of                    Number of Shares of
Beneficial Owners                      Common Stock        Percentage of Class
-------------------------------------  ------------------- -------------------
Donald R. Mayer                              250,000            35.3%
6 E.  Northridge Lane
Sandy, Utah 84092

National Financial Services Corporation       50,000             7.1%
200 Liberty Street
One World Financial Center
New York, New York 10281

Arthur Candland                               44,000             6.2%
5295 S.  300 W., Suite 499
Murray, Utah 84107


                            MANAGEMENT

                                            Common Stock Beneficially Owned
                                            --------------------------------
Name and Address of                    Number of Shares of
Beneficial Owners                      Common Stock        Percentage of Class
------------------------------------   ------------------- -------------------

John W. Peters                                35,000             4.9%
525 South 300 East
Salt Lake City, Utah 84111

M. Jeanne Ball                                10,000             1.4%
968 Bloomsbury Cove
Murray, Utah 84123

All directors and officers as a group         40,000             5.6%


     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% stockholders or immediate family members of such persons.


            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number          Description
----------      -----------

3.1             Articles of Incorporation, as amended

3.2             Bylaws of Skinovation Pharmaceutical Incorporated
                (Incorporated by reference to exhibit 3.3 of the Form-SB, filed July 11, 2000)


Reports on Form 8-K

     None

<PAGE

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date 3/29/2002           Skinovation Pharmaceutical Incorporated

                                 /s/ John W. Peters
                              By:____________________________________________
                                 John W. Peters, President and Director



     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                                 /s/ M. Jeanne Ball
Date: 3/29/2002               By:___________________________________________
                                 M. Jeanne Ball, Secretary/Treasurer and
                                 Director