Form 10QSB
period 2002-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2002-05-09
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For quarterly period ended:  March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-30991

             SKINOVATION PHARMACEUTICAL INCORPORATED
   (Name of small business issuer as specified in its charter)


        NEVADA                                             87-0458170
(State of incorporation)                (I. R. S. Employer Identification No.)

                        525 SOUTH 300 EAST
                    SALT LAKE CITY, UTAH 84111
                          (801) 323-2395
  (Address and telephone number of principal executive offices)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

As of May 1, 2002, the issuer had a total of 708,000 shares of common stock issued and outstanding.

                 PART I:   FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                 Skinovation Pharmaceutical, Inc.
                       Financial Statements
                          March 31, 2002

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                                                      March 31,  December 31,
                                                        2002         2001
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                     $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                   $     28,776  $     28,776
                                                   ------------- -------------

  Total Liabilities                                      28,776        28,776
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
                                                   ============= =============

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                 From
                                                                 inception on
                                     For the three For the three January 15,
                                     months ended  months ended  1988 to
                                     March 31,     March 31,     March 31,
                                     2002          2001          2002
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $     27,937
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -       119,644
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -       119,644
                                     ------------- ------------- -------------
NET LOSS BEFORE DISCONTINUED
 OPERATIONS                                     -             -       (91,707)

GAIN ON DISPOSAL OF OPERATIONS                  -             -        37,075
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (54,632)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $      (0.12)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING       708,000       653,000       471,819
                                     ============= ============= =============

                 Skinovation Pharmaceutical, Inc.
                   (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)


                                                                 From
                                                                 inception on
                                                                 January 15,
                                     For the three months ended  1988 through
                                               March 31,         March 31,
                                          2002          2001     2002
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (54,632)
  Less  Non-cash Items:
   Shares issued for services                   -             -        10,433
   Shares issued for debt payment               -             -         1,424
   Increase in accounts payable                 -             -        28,776
   Loss on disposal of PP&E                     -             -         5,263
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -        (8,736)
                                     ------------- ------------- -------------

Cash Flows from Investing Activities
  Cash paid for PP&E                            -             -        (5,264)
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -        (5,264)
                                     ------------- ------------- -------------

Cash Flows from Financing Activities
  Cash paid for offering costs                  -             -        (7,000)
  Common stock issued for cash                  -             -        21,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
    Financing Activities                        -             -        14,000
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
  Beginning of Period                           -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $          -
                                     ============= ============= =============
Supplemental Cash Flow Information:
  Stock issued for debt payment      $          -  $          -  $      1,424
  Stock issued for services          $          -  $          -  $     10,433
  Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2002


GENERAL

Skinovation Pharmaceutical, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

ITEM 2:  PLAN OF OPERATIONS

     We are a development stage company with no assets, we have experienced losses since our inception and we are dependent on financing to continue our operations. For the fiscal year ended December 31, 2001, and the three month period ended March 31, 2002, we had no cash on hand and total current liabilities of $28,776. The $28,766 account payable is related to accounting and legal fees paid on our behalf by a related party in fiscal year 1999.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs may be met by loans from our directors, officers and stockholders. However, these understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay any loans, costs of services and advancements with cash, if available, or we may convert them into common stock. If we obtain a business opportunity, it may be necessary to raise additional capital, which may be accomplished by selling our common stock.

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


PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Part II Exhibits

3.1 Articles of Incorporation as amended (Incorporated by reference to exhibit 3.1 of the Form 10-KSB, filed March 29, 2002)

3.2 Bylaws of Skinovation (Incorporated by reference to exhibit 3.3 of the Form-SB, filed July 11, 2000)


(b)  Reports on Form 8-K

     None.



                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Skinovation Pharmaceutical Incorporated



                                    /s/ John W. Peters
Date 05/08/03                 By: ______________________________________
                                   John W. Peters, President and Director