Form 10QSB
period 2002-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2002-08-08
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.  C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

            For quarterly period ended:  June 30, 2002

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

                      2157 S. Lincoln Street
                    Salt Lake City, Utah 84106
                          (801) 323-2395
  (Address and telephone number of principal executive offices)

                        525 South 300 East
                    Salt Lake City, Utah 84111
                         (Former address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

As of August 5, 2002, the issuer had a total of 708,000 shares of common stock issued and outstanding.

                 PART I:   FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                 Skinovation Pharmaceutical, Inc.
                       Financial Statements
                          June 30, 2002

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                     June 30,    December 31,
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
                                                  ============= =============




                         Skinovation Pharmaceutical, Inc.
                           (A Development Stage Company)
                              Statement of Operations
                                    (Unaudited)


                                                                                            From
                                                                                            inception on
                                For the        For the        For the        For the        January 15,
                                three months   three months   six months     six months     1988
                                ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                                2002           2001           2002           2001           2002
                                -------------- -------------- -------------- -------------- -------------
REVENUES                        $           -  $           -  $           -  $           -  $     27,937
                                -------------- -------------- -------------- -------------- -------------
EXPENSES

  General & Administrative                  -              -              -              -       119,644
                                -------------- -------------- -------------- -------------- -------------

    TOTAL EXPENSES                          -              -              -              -       119,644
                                -------------- -------------- -------------- -------------- -------------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                                -              -              -              -       (91,707)

GAIN ON DISPOSAL OF OPERATIONS              -              -              -              -        37,075
                                -------------- -------------- -------------- -------------- -------------

NET INCOME (LOSS)               $           -  $           -  $           -  $           -  $    (54,632)
                                ============== ============== ============== ============== =============

NET LOSS PER SHARE              $           -  $           -  $           -  $           -  $      (0.12)
                                ============== ============== ============== ============== =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                         708,000        708,000        708,000        708,000       533,610
                                ============== ============== ============== ============== =============


                         Skinovation Pharmaceutical, Inc.
                           (A Development Stage Company)
                              Statement of Cash Flows
                                    (Unaudited)


                                                                                          From
                                                                                          Inception on
                                                             For the six months ended     January 15, 1988
                                                                      June 30,            Through
                                                                 2002           2001      June 30, 2002
                                                             ------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                                                   $          -  $           -  $     (54,632)
  Less  Non-cash Items:
   Shares issued for services                                           -              -         10,433
   Shares issued for debt payment                                       -              -          1,424
   Increase in accounts payable                                         -              -         28,776
   Loss on disposal of PP&E                                             -              -          5,263
                                                             ------------- -------------- --------------

  Net Cash Provided (Used) by Operating Activities                      -              -         (8,736)
                                                             ------------- -------------- --------------
Cash Flows from Investing Activities
  Cash paid for PP&E                                                    -              -         (5,264)
                                                             ------------- -------------- --------------

  Net Cash Provided (Used) by Investing Activities                      -              -         (5,264)
                                                             ------------- -------------- --------------
Cash Flows from Financing Activities
  Cash paid for offering costs                                          -              -         (7,000)
  Common stock issued for cash                                          -              -         21,000
                                                             ------------- -------------- --------------

  Net Cash Provided (Used) by Financing Activities                      -              -         14,000
                                                             ------------- -------------- --------------

Increase (Decrease) in Cash                                             -              -              -

Cash and Cash Equivalents at Beginning of Period                        -              -              -
                                                             ------------- -------------- --------------

Cash and Cash Equivalents at End of Period                   $          -  $           -  $           -
                                                             ============= ============== ==============

Supplemental Cash Flow Information:
  Stock issued for debt payment                              $          -  $           -  $       1,424
  Stock issued for services                                  $          -  $           -  $      10,433
  Cash Paid For:
    Interest                                                 $          -  $           -  $           -
    Income Taxes                                             $          -  $           -  $           -


                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2002


GENERAL

Skinovation Pharmaceutical, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

     In this report references to "Skinovation," "we," "us," and "our" refer to Skinovation Pharmaceutical Incorporated.

                    Forward Looking Statements

     This Form 10-QSB contains certain forward-looking statements and any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Skinovation's control. These factors include but are not limited to economic conditions generally and in the market which Skinovation may participate; competition within Skinovation's chosen market and failure by Skinovation to successfully develop business relationships.

ITEM 2:  PLAN OF OPERATIONS

     We are a development stage company with no assets, we have experienced losses since our inception and we are dependent on financing to continue our operations. For the six month period ended June 30, 2002, we had no cash on hand and total current liabilities of $28,776. The $28,766 account payable is related to accounting and legal fees paid on our behalf by a related party in fiscal year 1999.

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

     Our management intends to actively pursue business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Skinovation. In addition, we have not made a formal study of the economic potential of any business. At the date of this filing, we have not identified any assets or business opportunities for acquisition.

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


                                  Skinovation Pharmaceutical Incorporated


     8/8/02                            /s/ John W. Peters
Date_________________________   By: ____________________________________
                                    John W. Peters
                                    President, Principal Financial and
                                    Accounting Officer, and Director