Form 10QSB
period 2002-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2002-10-30
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended:  September 30, 2002

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

As of October 22, 2002, the issuer had a total of 708,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Plan of Operations ...............................................8

Item 3:  Controls and Procedures...........................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K..................................9

Signatures and Certifications .............................................9







                 PART I:   FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                 Skinovation Pharmaceutical, Inc.
                       Financial Statements
                        September 30, 2002

                 Skinovation Pharmaceutical, Inc.
                   (A Development Stage Company)
                          Balance Sheets



                              ASSETS


                                                    Sept. 30,    December 31,
                                                      2002          2001
                                                 -------------- -------------
                                                  (Unaudited)

CURRENT ASSETS                                   $           -  $          -
                                                 -------------- -------------

  TOTAL ASSETS                                   $           -  $          -
                                                 ============== =============



               LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                 $      28,776  $     28,776
                                                 -------------- -------------

  Total Liabilities                                     28,776        28,776
                                                 -------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 708,000 shares issued
  and outstanding                                          708           708

Additional Paid in Capital                              25,148        25,148

Deficit Accumulated During the Development Stage       (54,632)      (54,632)
                                                 -------------- -------------

  Total Stockholders' Equity                           (28,776)      (28,776)
                                                 -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $           -  $          -
                                                 ============== =============

                 Skinovation Pharmaceutical, Inc.
                   (Development Stage Company)
                     Statement of Operations
                           (Unaudited)





                           For the        For the        For the        For the        From
                           three months   three months   nine months    nine months    inception on
                           ended Sept.30, ended Sept.30, ended Sept.30, ended Sept.30, January 15, 1988
                           2002           2001           2002           2001           to Sept.30, 2002
                           -------------- -------------- -------------- -------------- ----------------
REVENUES                   $           -  $           -  $           -  $           -  $      27,937
                           -------------- -------------- -------------- -------------- --------------
EXPENSES

  General & Administrative             -              -              -              -        119,644
                           -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                     -              -              -              -        119,644
                           -------------- -------------- -------------- -------------- --------------
NET LOSS BEFORE
 DISCONTINUED OPERATIONS               -              -              -              -        (91,707)

GAIN ON DISPOSAL OF
 OPERATIONS                            -              -              -              -         37,075
                           -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)          $           -  $           -  $           -  $           -  $     (54,632)
                           ============== ============== ============== ============== ==============

NET LOSS PER SHARE         $           -  $           -  $           -  $           -  $       (0.12)
                           ============== ============== ============== ============== ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                    708,000        708,000        708,000        708,000        533,610
                           ============== ============== ============== ============== ==============





                        Skinovation Pharmaceutical, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                    From
                                                                                    Inception on
                                                         For the nine months ended  January 15, 1988
                                                                Sept. 30            Through
                                                            2002           2001     Sept. 30, 2002
                                                        ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                                              $          -  $          -  $     (54,632)
  Less  Non-cash Items:
   Shares issued for services                                      -             -         10,433
   Shares issued for debt payment                                  -             -          1,424
   Increase in accounts payable                                    -             -         28,776
   Loss on disposal of PP&E                                        -             -          5,263
                                                        ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities                 -             -         (8,736)
                                                        ------------- ------------- --------------
Cash Flows from Investing Activities
  Cash paid for PP&E                                               -             -         (5,264)
                                                        ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities                 -             -         (5,264)
                                                        ------------- ------------- --------------
Cash Flows from Financing Activities

  Cash paid for offering costs                                     -             -         (7,000)
  Common stock issued for cash                                     -             -         21,000
                                                        ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities                 -             -         14,000
                                                        ------------- ------------- --------------

Increase (Decrease) in Cash                                        -             -              -

Cash and Cash Equivalents at Beginning of Period                   -             -              -
                                                        ------------- ------------- --------------

Cash and Cash Equivalents at End of Period              $          -  $          -  $           -
                                                        ============= ============= ==============

Supplemental Cash Flow Information:

  Stock issued for debt payment                         $          -  $          -  $       1,424
  Stock issued for services                             $          -  $          -  $      10,433
  Cash Paid For:
    Interest                                            $          -  $          -  $           -
    Income Taxes                                        $          -  $          -  $           -




                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2002


GENERAL
-------

Skinovation Pharmaceutical, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

     In this report references to "Skinovation," "we," "us," and "our" refer to Skinovation Pharmaceutical Incorporated.

                    Forward Looking Statements

     This Form 10-QSB contains certain forward-looking statements and any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Skinovation's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, lack of operations and future changes by regulatory agencies.


ITEM 2:  PLAN OF OPERATIONS

     We are a development stage company with no assets, we have experienced losses since our inception and we are dependent on financing to continue our operations. For the nine month period ended September 30, 2002, we had no cash on hand and total current liabilities of $28,776. The $28,766 account payable is related to accounting and legal fees paid on our behalf by a related party in fiscal year 1999.

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

ITEM 3: CONTROLS AND PROCEDURES

     As a result of new SEC regulations, our Board formalized the disclosure controls and procedures we use to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On October 28, 2002, our President, acting in the capacity of principal executive and financial officer, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, the President did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved our management who had a significant role in our internal controls. He did not find any deficiencies of weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


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


                              Skinovation Pharmaceutical Incorporated


       10/28/02                     /s/ John W. Peters
Date_______________           By: ____________________________________
                                  John W. Peters
                                  President, Principal Financial Officer, and
                                  Director

            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, John W. Peters, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Skinovation Pharmaceutical Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          10/28/02            /S/ John W. Peters
Date: ________________      ___________________________________________
                            John W. Peters, Principal Executive Officer

            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, John W. Peters, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Skinovation Pharmaceutical Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         10/28/02               /S/ John W. Peters
Date: ______________          ___________________________________________
                              John W. Peters, Principal Financial Officer