Form 10KSB
period 2002-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2003-03-26
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-30991


             SKINOVATION PHARMACEUTICAL INCORPORATED
             ----------------------------------------
      (Exact name of Registrant as specified in its charter)

Nevada                                                 87-0458170
------                                                 ---------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah           84106
--------------------------------------------           ------
(Address of principal executive offices)              (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None

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

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: None

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not have an active trading market.

As of March 4, 2003, the registrant had 708,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PART I

Item 1.  Description of business............................................2
Item 2.  Description of properties..........................................6
Item 3.  Legal proceedings..................................................6
Item 4.  Submission of matters to a vote of security holders................6

                             PART II

Item 5.  Market for common equity and related stockholder matters...........7
Item 6.  Plan of operation..................................................7
Item 7.  Financial statements...............................................8
Item 8.  Changes in and disagreements with accountants ....................19

                             PART III

Item 9.  Directors and executive officers; compliance with Section 16(a)...19
Item 10. Executive compensation............................................19
Item 11. Security ownership of certain beneficial owners and management....20
Item 12. Certain relationships and related transactions....................21
Item 13. Exhibits and reports on Form 8-K..................................21
Item 14. Controls and procedures ..........................................21
Signatures and certifications..............................................22




                    FORWARD LOOKING STATEMENTS

      In this annual report references to "Skinovation," "we," "us," and "our" refer to Skinovation Pharmaceutical Incorporated.


      This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Skinovation's control. These factors include but are not limited to economic conditions generally and in the markets in which Skinovation may participate, competition within Skinovation's chosen industry, technological advances and failure by Skinovation to successfully develop business relationships.

                              PART I

                 ITEM 1: DESCRIPTION OF BUSINESS

Business Development

      We were originally incorporated in the state of Nevada on January 15, 1988, as Data Financial Corporation ("Data Financial"). In 1992 Data Financial obtained a license to certain pharmaceutical products and on August 5, 1992, Data Financial changed its name to Skinovation Pharmaceutical Incorporated. In 1993, a court of law determined that we did not own the license for the pharmaceutical products and we have not had operations since that time.

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

      Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both United States and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

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

      Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers; . . .") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

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

      In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

      (1) Potential for growth and profitability, indicated by a new technology, anticipated market expansion, or new products;

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

      (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

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

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is not listed on any public market and we have had no market activity in our stock as of this filing. As of March 4, 2003, we had 307 stockholders of record. We have not granted options or warrants.

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities Under Equity Compensation Plans

      We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

      The following discussion describes all securities sold by us within the past three years without registration.

      On August 14, 2000, we issued an aggregate of 25,000 common shares valued at $2,500 to our officers in consideration for their services rendered in that capacity. We issued 5,000 shares to John W. Peters, our President, 10,000 shares, each, were issued to Anita Patterson, our Director, and M. Jeanne Ball, our Secretary/Treasurer and a Director. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On July 19, 2000, we issued 30,000 common shares valued at $3,000 to Principal Holdings, Inc. The shares were issued for consulting services provided to us by Principal Holdings. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      In connection with each of these isolated issuance's of our securities, we believe that each purchaser was provided the same kind of information regarding our company as would be available in a registration statement and we reasonably believed each possessed sufficient sophistication to evaluate the information provided. In addition we believe each purchaser was aware that the securities had not been registered under federal securities laws; acquired the securities for his/her/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws; understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and was aware that the certificate representing the securities would bear a legend restricting their transfer.

      As a result, we believe that the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 3(b) and 4(2) of the Securities, and the rules and regulations promulgated thereunder.


                    ITEM 6: PLAN OF OPERATION

      We are a development stage company and have no assets and have experienced losses from inception. For the fiscal year ended December 31, 2002, we had no cash on hand and total current liabilities of $33,776. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We have incurred expenses of $28,776 in prior years and during the year ended December 31, 2002, we accrued another $5,000 related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

ITEM 7: FINANCIAL STATEMENTS

                 Skinovation Pharmaceutical, Inc.

                       Financial Statements

                    December 31, 2002 and 2001

                             CONTENTS


Independent Auditor's Report ..............................................3

Balance Sheets ............................................................4

Statements of Operations ..................................................5

Statements of Stockholders' Equity ........................................6

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



                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Skinovation Pharmaceutical, Inc.

We have audited the accompanying balance sheets of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from inception January 15, 1988 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and from inception January 15, 1988 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2003

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                            December 31
                                                          2002       2001
                                                   ------------- -------------
CURRENT ASSETS

Cash (Note 1)                                      $          -  $          -
                                                   ------------- -------------

  Total Assets                                     $          -  $          -
                                                   ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party (Note 5)          $     33,776  $     28,776
                                                   ------------- -------------

  Total Liabilities                                      33,776        28,776
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 708,000 shares issued and outstanding         708           708

Additional Paid - in Capital                             25,148        25,148

Deficit Accumulated during the development stage        (59,632)      (54,632)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (33,776)      (28,776)
                                                   ------------- -------------

  Total Liabilities and Stockholders' Equity       $          -  $          -
                                                   ============= =============




The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical, Inc.
                  (A Development  Stage Company)
                     Statement of Operations

                                                                From
                                         For the Years Ended    Inception on
                                              December 31       January 15,
                                    --------------------------- 1988 to
                                        2002          2001      Dec. 31, 2002
                                    -------------- ------------ -------------

REVENUES                            $           -  $         -  $     27,937
                                    -------------- ------------ -------------
EXPENSES
  General & Administrative                  5,000            -       124,644
                                    -------------- ------------ -------------

    Total Expenses                          5,000            -       124,644
                                    -------------- ------------ -------------
Net loss before
 discontinued operations                   (5,000)           -       (96,707)

Gain on disposal of operations                  -            -        37,075
                                    -------------- ------------ -------------

Net Loss                            $      (5,000) $         -  $    (59,632)
                                    ============== ============ =============

Net Loss Per Share                  $       (0.01) $         -  $      (0.18)
                                    ============== ============ =============

Weighted average shares outstanding       708,000      678,417       335,069
                                    ============== ============ =============







The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical Inc.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on January 15, 1988 through December 31, 2002

                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------

Balance, January 15, 1988             -           -           -             -

Stock issued for cash
 at $.067                        30,000  $       30 $     1,970             -

Net (loss) for the year
 ended December 31, 1988              -           -           -        (1,950)

Net (loss) for the year
 ended December 31, 1989              -           -           -           (10)

Net (loss) for the year
 ended December 31, 1990              -           -           -           (10)

Net (loss) for the year
 ended December 31, 1991              -           -           -           (10)

Stock issued for cash
 at $.033                       270,000         270       8,730             -

Net (loss) for the year
 ended December 31, 1992              -           -           -        (9,757)

Net gain for the year
 ended December 31, 1993              -           -           -           737
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993     300,000         300      10,700       (11,000)

Shares canceled (Note 4)       (206,632)       (207)        207             -

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------
Balance - December 31, 1994      93,368          93      10,907       (11,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995      93,368          93      10,907       (11,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -        (1,424)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996      93,368          93      10,907       (12,424)

Stock issued for services         6,632           7         126             -

Stock issued for debt
 satisfaction                     5,000           5       1,418             -

Stock issued for cash           500,000         500       9,500             -

Stock offering costs                  -           -      (7,000)            -

Net (loss) for the year
 ended December 31, 1997              -           -           -        (3,508)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997     605,000         605      14,951       (15,932)

Stock issued for services        48,000          48       4,752             -

Net (loss) for the year
 ended December 31, 1998              -           -           -       (19,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998     653,000         653      19,703       (34,932)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (14,200)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999     653,000         653      19,703       (49,132)

Stock issued for services        55,000          55       5,445             -

Net (loss) for the year
 ended December 31, 2000              -           -           -        (5,500)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000     708,000         708      25,148       (54,632)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001     708,000         708      25,148       (54,632)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002     708,000  $      708  $   25,148  $    (59,632)
                           ============= =========== =========== =============






The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows


                                                                 From
                                          For the Years Ended    Inception on
                                               December 31       January 15,
                                     --------------------------- 1988 through
                                         2002          2001      Dec. 31, 2002
                                     -------------- ------------ -------------
Cash Flows from Operating Activities

  Net Loss                           $      (5,000) $         -  $    (59,632)
  Adjustments for non-cash items:
   Stock issued for debt repayment               -            -         1,424
   Shares issued for services                    -            -        10,433
   Increase  in Accounts Payable             5,000            -        33,776
   Loss on disposal of PP&E                      -            -         5,263
                                     -------------- ------------ -------------
  Net Cash Provided (Used) by
   Operating Activities                          -            -        (8,736)
                                     -------------- ------------ -------------
Cash Flows from Investing Activities:
  Cash paid for PP&E                             -            -        (5,264)
                                     -------------- ------------ -------------
  Net Cash Provided (Used) in
   Investing Activities                          -            -        (5,264)
                                     -------------- ------------ -------------
Cash Flows from Financing Activities:
  Cash paid for offering cost                    -            -        (7,000)
  Issued common stock for cash                   -            -        21,000
                                     -------------- ------------ -------------
  Net cash Provided by
   Financing Activities                          -            -        14,000
                                     -------------- ------------ -------------

Increase (Decrease) in Cash                      -            -             -

Cash, beginning of period                        -            -             -
                                     -------------- ------------ -------------

Cash, end of period                  $           -  $         -  $          -
                                     ============== ============ =============

Supplemental Cash Flow Information:

  Stock issued for debt repayment    $           -  $         -  $      1,424
  Stock issued for services          $           -  $         -  $     10,433

  Cash Paid For:
    Interest                         $           -  $         -  $          -
    Income Taxes                     $           -  $         -  $          -


The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

     c.  Earnings (Loss) Per Share

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements

                                           Income (loss)  Shares     Per Share
                                           (Numerator)  (Denominator) Amount
                                           ------------ ------------ ---------
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders     $         -      708,000  $      -
                                           ============ ============ =========

For the year ended December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders     $         -      678,417  $      -
                                           ============ ============ =========

From inception on March 11, 1986 to
December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders     $   (54,632)     335,069  $  (0.16)
                                           ============ ============ =========

     d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

     e.  Provision for Income Taxes

         No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $54,600 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2003. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

         Deferred tax asset and the valuation account is as follows as December 31, 2002 and 2001:

                                                         December 31,
                                                       2002        2001
                                                   ------------ ------------
         Deferred tax asset:
           NOL carryforward                        $     8,658  $     8,658

           Valuation allowance                         ( 8,658)     ( 8,658)
                                                   ------------ ------------
                                                   $         -  $         -
                                                   ============ ============


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

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

NOTE 5 - Related Party Transactions

         During the years ended December 31, 1999, 1998, and 1997 the Company incurred $14,200, $14,200 and $376 respectively, of professional fees payable to First Equity Holdings Corp. (formerly Mutual Ventures Corp.) An officer of the Company is an employee of First Equity Holdings Corp.

         During the year ended December 31, 2002 the Company incurred $5,000 of professional fees payable to First Equity Holdings Corp.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

      Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require three directors who serve for terms of one year or until they are replaced by a qualified director. We have one vacancy on our Board. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name                Age      Position Held                  Director Since
-----              -----     ----------------------------   --------------
John W. Peters       51      President, Director            June 20, 2000
M. Jeanne Ball       45      Secretary/Treasurer, Director  March 20, 1998

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002, we believe all filing requirements under Section 16(a) were complied with in a timely manner.

                 ITEM 10: EXECUTIVE COMPENSATION

      None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. John W. Peters, our President, who acts in the capacity similar to chief executive officer did not receive compensation during the 2002 fiscal year. During the year ended December 31, 2000, Mr. Peters and Mrs. Ball received compensation in the form of common shares. Mr. Peters received 5,000 shares valued at $500 and Mrs. Ball received 1,000 shares valued at $1,000.

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock, as well as management's ownership. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 4, 2003.


                    CERTAIN BENEFICIAL OWNERS

                           Common Stock Beneficially Owned
                           -------------------------------
Name and Address of        Number of Shares of
Beneficial Owners          Common Stock               Percentage of Class
-------------------------- -------------------------- -------------------

Donald R. Mayer                250,000                    35.3%
6 E.  Northridge Lane
Sandy, Utah 84092

National Financial
 Services Corporation           50,000                     7.1%
200 Liberty Street
One World Financial Center
New York, New York 10281

Arthur Candland                 44,000                     6.2%
5295 S.  300 W., Suite 499
Murray, Utah 84107


                            MANAGEMENT

                                  Common Stock Beneficially Owned
                                  -------------------------------
Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock            Percentage of Class
--------------------------------- ----------------------- -------------------
John W. Peters                        35,000                    4.9%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

M. Jeanne Ball                        10,000                    1.4%
968 Bloomsbury Cove
Murray, Utah 84123

All directors and
officers as a group                   45,000                    6.3%


     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% stockholders or immediate family members of such persons.

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
3.1 Articles of Incorporation as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed March 29, 2002)
3.2 Bylaws of Skinovation Pharmaceutical Incorporated (Incorporated by reference to exhibit 3.3 of the Form-SB, filed July 11,
               2000)
99.1           Section 1350 certification

Reports on Form 8-K

      None


                 ITEM 14: CONTROLS AND PROCEDURES

      During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 24, 2003, our principal executive and financial officer, John W. Peters, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

      Also, Mr. Peters did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 25, 2003                Skinovation Pharmaceutical Incorporated


                                        /S/ John W. Peters
                                    By:_____________________________________
                                        John W. Peters
                                        President and Director
                                        Principal Executive and Financial
                                        Officer



      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.




                                        /s/ M. Jeanne Ball
Date: March 25, 2003                By:_____________________________________
                                        M. Jeanne Ball
                                        Secretary/Treasurer and Director




            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, John W. Peters, certify that:

1. I have reviewed this annual report on Form 10-KSB of Skinovation Pharmaceutical Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     /s/ John W. Peters
Date: March 25, 2003                ________________________________
                                    John W. Peters
                                    Principal Executive Officer



            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, John W. Peters, certify that:

1. I have reviewed this annual report on Form 10-KSB of Skinovation Pharmaceutical Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    /s/ John W. Peters
Date: March 25, 2003                ________________________________
                                    John W. Peters
                                    Principal Financial Officer