Form 10QSB
period 2003-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2003-05-12
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For quarterly period ended:  March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-30991

             SKINOVATION PHARMACEUTICAL INCORPORATED
   (Name of small business issuer as specified in its charter)


        NEVADA                                           87-0458170
(State of incorporation)                 (I.R.S. Employer Identification No.)

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

As of April 17, 2003, the issuer had a total of 708,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Plan of Operations ...............................................8

Item 3:  Controls and Procedures...........................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K .................................9

Signatures and Certifications..............................................9





                 PART I:   FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

             Skinovation Pharmaceutical Incorporated
                       Financial Statements
                          March 31, 2003

             Skinovation Pharmaceutical Incorporated
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                     March 31,   December 31,
                                                       2003         2002
                                                  ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                    $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                  $     33,776  $     33,776
                                                  ------------- -------------

  Total Liabilities                                     33,776        33,776
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 708,000 shares
  issued and outstanding                                   708           708

Additional Paid in Capital                              25,148        25,148

Deficit Accumulated During the Development Stage       (59,632)      (59,632)
                                                  ------------- -------------

  Total Stockholders' Equity                           (33,776)      (33,776)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============

             Skinovation Pharmaceutical Incorporated
                   (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                 From
                                                                 inception on
                                     For the three For the three January 15,
                                     months ended  months ended  1988 to
                                     March 31,     March 31,     March 31,
                                     2003          2002          2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $     27,937
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -       124,644
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -       124,644
                                     ------------- ------------- -------------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                                    -             -       (96,707)

GAIN ON DISPOSAL OF OPERATIONS                  -             -        37,075
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (59,632)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $      (0.16)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING       708,000       653,000       341,112
                                     ============= ============= =============

             Skinovation Pharmaceutical Incorporated
                   (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)


                                                                 From
                                                                 inception on
                                                                 January 15,
                                     For the three months ended  1988 through
                                              March 31,          March 31,
                                          2003          2002     2003
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (59,632)
  Less  Non-cash Items:
  Shares issued for services                    -             -        10,433
  Shares issued for debt payment                -             -         1,424
  Increase in accounts payable                  -             -        33,776
  Loss on disposal of PP&E                      -             -         5,263
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -        (8,736)
                                     ------------- ------------- -------------
Cash Flows from Investing Activities
  Cash paid for PP&E                            -             -        (5,264)
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -        (5,264)
                                     ------------- ------------- -------------
Cash Flows from Financing Activities
  Cash paid for offering costs                  -             -        (7,000)
  Common stock issued for cash                  -             -        21,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Financing Activities                         -             -        14,000
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
 Beginning of Period                            -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $          -
                                     ============= ============= =============
Supplemental Cash Flow Information:

  Stock issued for debt payment      $          -  $          -  $      1,424
  Stock issued for services          $          -  $          -  $     10,433

  Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -

             Skinovation Pharmaceutical Incorporated
                Notes to the Financial Statements
                          March 31, 2003


GENERAL

Skinovation Pharmaceutical Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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


ITEM 2:  PLAN OF OPERATIONS

      We are a development stage company with no assets, we have experienced losses since our inception and we are dependent on financing to continue our operations. For the three month period ended March 31, 2003, we had no cash on hand and total current liabilities of $33,776. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We have incurred expenses of $28,776 in prior years and during the year ended December 31, 2002, we accrued another $5,000 related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

ITEM 3: CONTROLS AND PROCEDURES

      During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 8, 2003, our principal executive and financial officer, John W. Peters, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

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


                                  Skinovation Pharmaceutical Incorporated


                                    /s/ John W. Peters
Date: May 9, 2003              By: ____________________________________
                                   John W. Peters
                                   President, Principal Executive and
                                   Financial Officer, and Director

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



                                 /s/ John W. Peters
Date: May 9, 2003                ___________________________________________
                                 John W. Peters, Principal Executive Officer

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


                               /s/ John W. Peters
Date: May 9, 2003              ___________________________________________
                               John W. Peters, Principal Financial Officer