Form 10QSB
period 2003-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2003-08-04
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended June 30, 2003

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

As of July 28, 2003, the issuer had a total of 708,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements......................................3

Item 2:  Plan of Operations........................................8

Item 3:  Controls and Procedures...................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K..........................9

Signatures.........................................................9





                 PART I:   FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

             Skinovation Pharmaceutical Incorporated
                       Financial Statements
                          June 30, 2003

             Skinovation Pharmaceutical Incorporated
                  (A Development Stage Company)
                          Balance Sheets



                           ASSETS
                                                      June 30,   December 31,
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
                                                   ============= =============



                    Skinovation Pharmaceutical Incorporated
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)
                                                                                         From
                                                                                         Inception on
                             For the        For the        For the        For the        January 15,
                             three months   three months   six months     six months     1988
                             ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                             2003           2002           2003           2002           2003
                             -------------- -------------- -------------- -------------- --------------
REVENUES                     $           -  $           -  $           -  $           -  $      27,937
                             -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative               -              -              -              -        124,644
                             -------------- -------------- -------------- -------------- --------------

   TOTAL EXPENSES                        -              -              -              -        124,644
                             -------------- -------------- -------------- -------------- --------------

NET LOSS BEFORE DISCONTINUED
  OPERATIONS                             -              -              -              -        (96,707)

GAIN ON DISPOSAL OF OPERATIONS           -              -              -              -         37,075
                             -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)            $           -  $           -  $           -  $           -  $     (59,632)
                             ============== ============== ============== ============== ==============

NET LOSS PER SHARE           $           -  $           -  $           -  $           -  $       (0.17)
                             ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      708,000        708,000        708,000        708,000        347,027
                             ============== ============== ============== ============== ==============



                                       5

                    Skinovation Pharmaceutical Incorporated
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)



                                                                                  From
                                                                                  Inception on
                                                        For the six months ended  January 15, 1988
                                                                 June 30          Through
                                                            2003           2002   June 30, 2003
                                                      ------------- ------------- ----------------
Cash Flows from Operating Activities

  Net Loss                                            $          -  $          -  $    (59,632)
  Less  Non-cash Items:
   Shares issued for services                                    -             -        10,433
   Shares issued for debt payment                                -             -         1,424
   Increase in accounts payable                                  -             -        33,776
   Loss on disposal of PP&E                                      -             -         5,263
                                                      ------------- ------------- -------------

  Net Cash Provided (Used) by Operating Activities               -             -        (8,736)
                                                      ------------- ------------- -------------
Cash Flows from Investing Activities
  Cash paid for PP&E                                             -             -        (5,264)
                                                      ------------- ------------- -------------

  Net Cash Provided (Used) by Investing Activities               -             -        (5,264)
                                                      ------------- ------------- -------------

Cash Flows from Financing Activities
  Cash paid for offering costs                                   -             -        (7,000)
  Common stock issued for cash                                   -             -        21,000
                                                      ------------- ------------- -------------

  Net Cash Provided (Used) by Financing Activities               -             -        14,000
                                                      ------------- ------------- -------------

Increase (Decrease) in Cash                                      -             -             -

Cash and Cash Equivalents at Beginning of Period                 -             -             -
                                                      ------------- ------------- -------------

Cash and Cash Equivalents at End of Period            $          -  $          -  $          -
                                                      ============= ============= =============

Supplemental Cash Flow Information:
  Stock issued for debt payment                       $          -  $          -  $      1,424
  Stock issued for services                           $          -  $          -  $     10,433
  Cash Paid For:
    Interest                                          $          -  $          -  $          -
    Income Taxes                                      $          -  $          -  $          -






             Skinovation Pharmaceutical Incorporated
                Notes to the Financial Statements
                          June 30, 2003


GENERAL
-------

Skinovation Pharmaceutical Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

     In this report references to "Skinovation," "we," "us," and "our" refer to Skinovation Pharmaceutical Incorporated.

                    Forward Looking Statements

     This Form 10-QSB contains certain forward-looking statements and any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Skinovation's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and the lack of operations.

ITEM 2:  PLAN OF OPERATIONS

     We are a development stage company with no assets, we have experienced losses since our inception and we are dependent on financing to continue our operations. For the six month period ended June 30, 2003, we had no cash on hand and total current liabilities of $33,776. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We have incurred expenses of $28,776 in prior years and during the year ended December 31, 2002, we accrued another $5,000 related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has designed and established disclosure controls and procedures to ensure that material information is made known to him in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design or operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.


                   PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation as amended (Incorporated by reference to exhibit 3.1 of the Form 10-KSB, filed March 29, 2002)
3.2 Bylaws of Skinovation (Incorporated by reference to exhibit 3.3 of the Form-SB, filed July 11, 2000)
31.1   Section 302 Principal Executive Officer Certification
31.2   Section 302 Principal Financial Officer Certification
32.1   Section 1350 Certification

Reports on Form 8-K

       None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Skinovation Pharmaceutical Incorporated


                           /S/ John W. Peters
Date: July 30, 2003    By: ____________________________________
                           John W. Peters
                           President, Principal Executive and
                           Financial Officer, and Director