Form 10QSB
period 2003-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2003-11-07
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 2003

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

As of October 28, 2003 the issuer had a total of 708,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.................................. 3

Item 2:  Plan of Operations ................................... 8

Item 3:  Controls and Procedures............................... 9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ..................... 9

Signatures..................................................... 9




                 PART I:   FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

             Skinovation Pharmaceutical Incorporated

                       Financial Statements

                        September 30, 2003

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                    Sept. 30,    December 31,
                                                      2003         2002
                                                 -------------- -------------
                                                  (Unaudited)
CURRENT ASSETS                                   $           -  $          -
                                                 -------------- -------------

  TOTAL ASSETS                                   $           -  $          -
                                                 ============== =============


               LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                 $      33,776  $     33,776
                                                 -------------- -------------

  Total Liabilities                                     33,776        33,776
                                                 -------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 708,000 shares issued
  and outstanding                                          708           708

Additional Paid in Capital                              25,148        25,148

Deficit Accumulated During the Development Stage       (59,632)      (59,632)
                                                 -------------- -------------

  Total Stockholders' Equity                           (33,776)      (33,776)
                                                 -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $           -  $          -
                                                 ============== =============



                 Skinovation Pharmaceutical, Inc.
                   (Development Stage Company)
                     Statement of Operations
                           (Unaudited)




                                                                                          From
                                                                                          inception on
                              For the three  For the three  For the nine   For the nine   January 15,
                              months ended   months ended   months ended   months ended   1988 to
                              Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                              2003           2002           2003           2002           2003
                              -------------- -------------- -------------- -------------- ---------------
REVENUES                      $           -  $           -  $           -  $           -  $       27,937
                              -------------- -------------- -------------- -------------- ---------------
EXPENSES
  General & Administrative                -              -              -              -         124,644
                              -------------- -------------- -------------- -------------- ---------------

    TOTAL EXPENSES                        -              -              -              -         124,644
                              -------------- -------------- -------------- -------------- ---------------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                              -              -              -              -         (96,707)

GAIN ON DISPOSAL OF OPERATIONS            -              -              -              -          37,075
                              -------------- -------------- -------------- -------------- ---------------

NET INCOME (LOSS)             $           -  $           -  $           -  $           -  $      (59,632)
                              ============== ============== ============== ============== ===============

NET LOSS PER SHARE            $           -  $           -  $           -  $           -  $        (0.17)
                              ============== ============== ============== ============== ===============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       708,000        708,000        708,000        708,000         352,815
                              ============== ============== ============== ============== ===============


                                        5



                        Skinovation Pharmaceutical, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                        From
                                                                                        Inception on
                                                             For the nine months ended  January 15,
                                                                     Sept. 30,          1988 Through
                                                            --------------------------- Sept 30,
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




             Skinovation Pharmaceutical Incorporated
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2003


GENERAL
-------

Skinovation Pharmaceutical Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

     In this report references to "Skinovation," "we," "us," and "our" refer to Skinovation Pharmaceutical Incorporated.

                    Forward Looking Statements

     This Form 10-QSB contains certain forward-looking statements and any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Skinovation's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and our lack of operations.

ITEM 2:  PLAN OF OPERATIONS

     We are a development stage company with no assets, we have experienced losses since our inception and we are dependent on financing to continue our operations. For the nine month period ended September 30, 2003, we had no cash on hand and total current liabilities of $33,776. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We have incurred these expenses for preparation of our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

     Our management intends to actively pursue business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Skinovation. In addition, we have not made a formal study of the economic potential of any business. At the date of this filing, we have not identified any assets or business opportunities for acquisition.

     All risks inherent in new and inexperienced enterprises are inherent in our business. Potential investors must recognize that because of limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.


                   PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation as amended (Incorporated by reference to exhibit 3.1 of the Form 10-KSB, filed March 29, 2002)
3.2 Bylaws of Skinovation (Incorporated by reference to exhibit 3.3 of the Form-SB, filed July 11, 2000)
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

     None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Skinovation Pharmaceutical Incorporated

                                    /s/ John W. Peters
Date: October 28, 2003          By: ____________________________________
                                    John W. Peters
                                    President, Principal Executive and
                                    Financial Officer, and Director