Form 10KSB
period 2003-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2004-03-23
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-30991

             SKINOVATION PHARMACEUTICAL INCORPORATED
      (Exact name of Registrant as specified in its charter)

        Nevada                                         87-0458170
(State of incorporation)                  (I.R.S. Employer Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah             84106
(Address of principal executive offices)               (Zip code)

Issuer's telephone number, including area code:   (801) 323-2395

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

As of March 4, 2004 the registrant had 708,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................6
Item 3.  Legal Proceedings..................................................6
Item 4.  Submission of Matters to a Vote of Security Holders................6

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Issuer Purchase of Securities......................................6
Item 6.  Plan of Operation..................................................7
Item 7.  Financial Statements...............................................7
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................18
Item 8A. Controls and Procedures...........................................18

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................18
Item 10. Executive Compensation............................................19
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................19
Item 12. Certain Relationships and Related Transactions....................20
Item 13. Exhibits and Reports on Form 8-K..................................20
Item 14. Principal Accountant Fees and Services............................20
Signatures.................................................................21




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

                              PART I

                 ITEM 1: DESCRIPTION OF BUSINESS

Business Development

We were originally incorporated in the state of Nevada on January 15, 1988, as Data Financial Corporation ("Data Financial"). In 1992 Data Financial obtained a license to certain pharmaceutical products and on August 5, 1992, Data Financial changed its name to Skinovation Pharmaceutical Incorporated.
In 1993, a court of law determined that Skinovation did not own the license for the pharmaceutical products and we have not had operations since that time.

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
Directors, Executive Officers, . . .) Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

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

No individual factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

                 ITEM 2: DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

                    ITEM 3: LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Our common stock is not listed on any public market and we have had no market activity in our stock as of this filing. As of March 4, 2004 we had 307 stockholders of record. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.


Recent Sales of Unregistered Securities

We have not sold any securities during the past year without registration.


Issuer Purchase of Securities

None.

                    ITEM 6: PLAN OF OPERATION

We have no assets and have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create necessary operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months.
Historically, we have paid for these advances by converting the debt into common stock.

If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

                   ITEM 7: FINANCIAL STATEMENTS

                 Skinovation Pharmaceutical, Inc.

                       Financial Statements

                    December 31, 2003 and 2002

                             CONTENTS


Independent Auditor's Report................................................3

Balance Sheets..............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity..........................................6

Statements of Cash Flows....................................................7

Notes to the Financial Statements...........................................8

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________





                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Skinovation Pharmaceutical, Inc.

We have audited the accompanying balance sheets of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and from inception January 15, 1988 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and from inception January 15, 1988 through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah
February 3, 2004

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                           December 31
                                                   ---------------------------
                                                         2003        2002
                                                   ------------- -------------
CURRENT ASSETS

Cash (Note 1)                                      $          -  $          -
                                                   ------------- -------------

  Total Assets                                     $          -  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party (Note 5)          $     33,776  $     33,776
                                                   ------------- -------------

   Total Liabilities                                     33,776        33,776
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 708,000 shares issued and outstanding         708           708

Additional Paid-in Capital                               25,148        25,148

Deficit Accumulated during the development stage        (59,632)      (59,632)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (33,776)      (33,776)
                                                   ------------- -------------

Total Liabilities and Stockholders' Equity         $          -  $          -
                                                   ============= =============




The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                                                                From
                                                                Inception on
                                                                January 15,
                                       For the Years Ended      1988 to
                                           December 31          Dec. 31,
                                         2003         2002      2003
                                    ------------- ------------- -------------

REVENUES                            $          -  $          -  $     27,937
                                    ------------- ------------- -------------
EXPENSES
  General & Administrative                     -         5,000       124,644
                                    ------------- ------------- -------------

    Total Expenses                             -         5,000       124,644
                                    ------------- ------------- -------------
Net loss before
 discontinued operations                       -        (5,000)      (96,707)

Gain on disposal of operations                 -             -        37,075
                                    ------------- ------------- -------------

Net Loss                            $          -  $     (5,000) $    (59,632)
                                    ============= ============= =============

Net Loss Per Share                  $       0.00  $      (0.01) $      (0.18)
                                    ============= ============= =============

Weighted average shares outstanding      708,000       708,000       358,421
                                    ============= ============= =============









The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical Inc.
                   (Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on January 15, 1988 through December 31, 2003

                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------
Balance, January 15, 1988             -  $        -  $        -  $          -

Stock issued for cash
 at $.067                        30,000          30       1,970             -

Net (loss) for the year
 ended December 31, 1988              -           -           -        (1,950)

Net (loss) for the year
 ended December 31, 1989              -           -           -           (10)

Net (loss) for the year
 ended December 31, 1990              -           -           -           (10)

Net (loss) for the year
 ended December 31, 1991              -           -           -           (10)

Stock issued for cash
 at $.033                       270,000         270       8,730             -

Net (loss) for the year
 ended December 31, 1992              -           -           -        (9,757)

Net gain for the year
 ended December 31, 1993              -           -           -           737
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993     300,000         300      10,700       (11,000)

Shares canceled (Note 4)       (206,632)       (207)        207             -

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1994      93,368          93      10,907       (11,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995      93,368          93      10,907       (11,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -        (1,424)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996      93,368          93      10,907       (12,424)

Stock issued for services         6,632           7         126             -

Stock issued for debt
 satisfaction                     5,000           5       1,418             -

Stock issued for cash           500,000         500       9,500             -

Stock offering costs                  -           -      (7,000)            -

Net (loss) for the year
 ended December 31, 1997              -           -           -        (3,508)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997     605,000         605      14,951       (15,932)

Stock issued for services        48,000          48       4,752             -

Net (loss) for the year
 ended December 31, 1998              -           -           -       (19,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998     653,000         653      19,703       (34,932)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (14,200)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999     653,000         653      19,703       (49,132)

Stock issued for services        55,000          55       5,445             -

Net (loss) for the year
 ended December 31, 2000              -           -           -        (5,500)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000     708,000         708      25,148       (54,632)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001     708,000         708      25,148       (54,632)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002     708,000         708      25,148       (59,632)

Net (loss) for the year
 ended December 31, 2003              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2003     708,000  $      708  $   25,148  $    (59,632)
                           ============= =========== =========== =============

The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows


                                                                From
                                                                Inception on
                                                                January 15,
                                       For the Years Ended      1988 through
                                           December 31          December 31,
                                         2003         2002      2003
                                    ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                          $          -  $     (5,000) $    (59,632)
  Adjustments for non-cash items:
   Stock issued for debt repayment             -             -         1,424
   Shares issued for services                  -             -        10,433
   Increase in Accounts Payable                -         5,000        33,776
   Loss on disposal of PP&E                    -             -         5,263
                                    ------------- ------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                         -             -        (8,736)
                                    ------------- ------------- -------------
Cash Flows from Investing Activities

  Cash paid for PP&E                           -             -        (5,264)
                                    ------------- ------------- -------------
  Net Cash Provided (Used) in
  Investing Activities                         -             -        (5,264)
                                    ------------- ------------- -------------
Cash Flows from Financing Activities

  Cash paid for offering cost                  -             -        (7,000)
  Issued common stock for cash                 -             -        21,000
                                    ------------- ------------- -------------
  Net Cash Provided by
  Financing Activities                         -             -        14,000
                                    ------------- ------------- -------------
Increase (Decrease) in Cash                    -             -             -

Cash, beginning of period                      -             -             -
                                    ------------- ------------- -------------

Cash, end of period                 $          -  $          -  $          -
                                    ============= ============= =============

Supplemental Cash Flow Information:

  Stock issued for debt repayment   $          -  $          -  $      1,424
  Stock issued for services         $          -  $          -  $     10,433

  Cash Paid For:
    Interest                        $          -  $          -  $          -
    Income Taxes                    $          -  $          -  $          -


The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

c.   Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements

                                          Income (loss)    Shares    Per Share
                                          (Numerator)   (Denominator)  Amount
                                          ------------- ------------- --------
For the year ended December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders    $          -       708,000  $     -
                                          ============= ============= ========
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders    $     (5,000)      708,000  $     -
                                          ============= ============= ========
From inception on March 11, 1986 to
December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders    $    (59,632)      358,421  $ (0.16)
                                          ============= ============= ========

d.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.   Provision for Income Taxes

     No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $54,600 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2003. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax asset and the valuation account is as follows as December 31, 2003 and 2002:

                                                 December 31,
                                             2003           2002
                                         ------------- -------------
     Deferred tax asset:
        NOL carryforward                 $     10,358  $     10,358

        Valuation allowance                  ( 10,358)     ( 10,358)
                                         ------------- -------------

                                         $          -  $          -
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

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A:  CONTROLS AND PROCEDURES

Our President, who acts in the capacity as principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors, their respective ages, positions and biographical information are presented below. Our bylaws require three directors who serve for terms of one year or until they are replaced by a qualified director. We currently have one vacancy on our board of directors. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name                Age     Position Held                  Director Since
-----              -----    ----------------------------   --------------
John W. Peters      52      President, Director            June 20, 2000
M. Jeanne Ball      46      Secretary/Treasurer, Director  March 20, 1998

John W. Peters - Mr. Peters is the manager of Development Specialties, Inc. a property management company. Since 1995 to the present he has been President and Chairman of the Board of Earth Products and Technologies, Inc, a reporting company. Prior to 1995 he was employed as Earth Products' operations manager. He also is a director of Bingham Canyon Corporation, Cancer Capital Corporation, and Suncrest Global Energy Corp., which are reporting companies. His prior business experience includes President and Executive Officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

M. Jeanne Ball - Mrs. Ball works as an independent contractor performing duties of a legal secretary for attorneys. She is a director of Wings & Things, Inc., a blank check reporting company.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003, we believe no filings were required.

Code of Ethics

Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10: EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. John W. Peters, our President, who acts in the capacity similar to chief executive officer did not receive compensation during the 2003 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock, as well as management's ownership. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 4, 2004.

                    CERTAIN BENEFICIAL OWNERS


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
5295 S.  300 W.,
Suite 499
Murray, Utah 84107

                            MANAGEMENT


Name and Address of        Number of Shares of
Beneficial Owners          Common Stock               Percentage of Class
-------------------------- -------------------------- -------------------

John W. Peters                     35,000                    4.9%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

M. Jeanne Ball                     10,000                    1.4%
968 Bloomsbury Cove
Murray, Utah 84123

All directors and
officers as a group                45,000                    6.4%



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

Reports on Form 8-K

On February 13, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.

         ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $1,119 for the year ended December 31, 2002 and $1,204 for the year ended December 31, 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 11, 2004                 SKINOVATION PHARMACEUTICAL INCORPORATED

                                      /s/ John W. Peters
                                  By:_________________________________________
                                     John W. Peters
                                     President and Director
                                     Principal Executive and Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.




                                      /s/ M. Jeanne Ball
Date: March 11, 2004              By:________________________________________
                                     M. Jeanne Ball
                                     Secretary/Treasurer and Director