Form 10QSB
period 2004-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2004-11-12
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 2004

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

As of October 20, 2004 Skinovation Pharmaceutical Incorporated had a total of 708,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements............................................2

Item 2.  Plan of Operation ..............................................8

Item 3.  Controls and Procedures.........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits .......................................................9

Signatures...............................................................9




                 PART I:   FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent period.

             Skinovation Pharmaceutical Incorporated

                       Financial Statements

                        September 30, 2004

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                    September 30  December 31,
                                                        2004         2003
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS
  Cash                                             $      3,198  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $      3,198  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                   $     33,776  $     33,776
Advances Payable                                          5,000             -
                                                   ------------- -------------

  Total Liabilities                                      38,776        33,776
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  50,000,000 shares authorized;
  708,000 shares issued and outstanding                     708           708

Additional Paid in Capital                               25,148        25,148

Deficit Accumulated During the Development Stage        (61,434)      (59,632)
                                                   ------------- -------------

  Total Stockholders' Equity                            (35,578)      (33,776)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      3,198  $          -
                                                   ============= =============


                         Skinovation Pharmaceutical, Inc.
                           (Development Stage Company)
                             Statement of Operations
                                   (Unaudited)



                                                                                       From
                               For the       For the       For the       For the       inception on
                               three months  three months  nine months   nine months   January 15,
                               ended         ended         ended         ended         1988
                               Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,     to Sept. 30
                               2004          2003          2004          2003          2004
                               ------------- ------------- ------------- ------------- -------------
REVENUES                       $          -  $          -  $          -  $          -  $     27,937
                               ------------- ------------- ------------- ------------- -------------
EXPENSES
  General & Administrative              496             -         1,802             -       126,446
                               ------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                      496             -         1,802             -       126,446
                               ------------- ------------- ------------- ------------- -------------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                           (496)            -        (1,802)            -       (98,509)

GAIN ON DISPOSAL OF OPERATIONS            -             -             -             -        37,075
                               ------------- ------------- ------------- ------------- -------------

NET INCOME (LOSS)              $       (496) $          -  $     (1,802) $          -  $    (61,434)
                               ============= ============= ============= ============= =============

NET LOSS PER SHARE             $          -  $          -  $          -  $          -  $      (0.16)
                               ============= ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       708,000       708,000       708,000       708,000       374,116
                               ============= ============= ============= ============= =============




                                        5



                         Skinovation Pharmaceutical, Inc.
                           (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                               From
                                                                               Inception on
                                                    For the nine months ended  January 15, 1988
                                                           September 30,       Through
                                                   --------------------------- September 30,
                                                     2004            2003      2004
                                                   ------------- ------------- --------------

Cash Flows from Operating Activities

  Net Loss                                         $     (1,802) $          -  $     (61,434)
  Less  Non-cash Items:
  Shares issued for services                                  -             -         10,433
  Shares issued for debt payment                              -             -          1,424
  Increase in accounts payable                                -             -         33,776
  Loss on disposal of PP&E                                    -             -          5,263
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities       (1,802)            -        (10,538)
                                                   ------------- ------------- --------------
Cash Flows from Investing Activities
  Cash paid for PP&E                                          -             -         (5,264)
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities            -             -         (5,264)
                                                   ------------- ------------- --------------
Cash Flows from Financing Activities
  Cash received from advances                             5,000             -          5,000
  Cash paid for offering costs                                -             -         (7,000)
  Common stock issued for cash                                -             -         21,000
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities        5,000             -         19,000
                                                   ------------- ------------- --------------

Increase (Decrease) in Cash                               3,198             -          3,198

Cash and Cash Equivalents at Beginning of Period              -             -              -
                                                   ------------- ------------- --------------

Cash and Cash Equivalents at End of Period         $      3,198  $          -  $       3,198
                                                   ============= ============= ==============

Supplemental Cash Flow Information:

  Stock issued for debt payment                    $          -  $          -  $       1,424
  Stock issued for services                        $          -  $          -  $      10,433

  Cash Paid For:
    Interest                                       $          -  $          -  $           -
    Income Taxes                                   $          -  $          -  $           -







             Skinovation Pharmaceutical Incorporated
                Notes to the Financial Statements
                        September 30, 2004


GENERAL
-------

Skinovation Pharmaceutical Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

As of September 30, 2004 we had $3,198 cash on hand and total current liabilities of $38,776. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, they are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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


                                   SKINOVATION PHARMACEUTICAL INCORPORATED


                                    /S/ John W. Peters
Date: November 10, 2004         By: _________________________________________
                                     John W. Peters
                                     President, Principal Executive Officer,
                                     Principal Financial Officer, and Director