Form 10KSB
period 2004-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2005-03-30
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                Commission file number: 000-30991


             SKINOVATION PHARMACEUTICAL INCORPORATED
       ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)

        Nevada                                        87-0458170
------------------------                  -----------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah            84106
--------------------------------------------          ---------
(Address of principal executive offices)             (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.   Yes [X]  No [_]

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

As of March 3, 2005 the registrant had 708,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [_] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................5
Item 3.  Legal Proceedings..................................................5
Item 4.  Submission of Matters to a Vote of Security Holders................5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........5
Item 6.  Plan of Operation..................................................6
Item 7.  Financial Statements...............................................7
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................17
Item 8A. Controls and Procedures...........................................17
Item 8B. Other Information.................................................17

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................17
Item 10. Executive Compensation............................................18
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................18
Item 12. Certain Relationships and Related Transactions....................19
Item 13. Exhibits..........................................................19
Item 14. Principal Accountant Fees and Services............................19
Signatures.................................................................20



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

                              PART I
                              ------

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

The company was originally incorporated in the state of Nevada on January 15, 1988, as Data Financial Corporation. In 1992 Data Financial obtained a license to certain pharmaceutical products and on August 5, 1992, Data Financial changed its name to Skinovation Pharmaceutical Incorporated. In 1993, a court of law determined that Skinovation did not own the license for the pharmaceutical products and we have not had operations since that time.

Our Plan

We are a development stage company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both United States and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders. We can not assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed on any market. We cannot assure that a market will develop or that a stockholder will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other development stage reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

A decision to participate in a specific business opportunity may be made upon our management's analysis of:
..    the quality of the business opportunity's management and personnel,
..    the anticipated acceptability of its new products or marketing concept,
..    the merit of its technological changes,
..    the perceived benefit that it will derive from becoming a publicly held entity, and
..    numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

Competition

We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public development stage companies, many of which may have more funds available for these transactions.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.

                             PART II
                             -------

ITEM 5: MARKET PRICE FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Our common stock is not listed on any public market. As of March 3, 2005 we had 307 stockholders of record. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. PLAN OF OPERATION

At December 31, 2004 we had $3,037 cash, total liabilities of $38,944, and we have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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

ITEM 7. FINANCIAL STATEMENTS





                 Skinovation Pharmaceutical, Inc.

                       Financial Statements

                    December 31, 2004 and 2003

                             CONTENTS


Independent Auditor's Report .............................................F-3

Balance Sheets ...........................................................F-4

Statements of Operations .................................................F-5

Statements of Stockholders' Equity .......................................F-6

Statements of Cash Flows .................................................F-7

Notes to the Financial Statements ........................................F-8

   Chisholm,
     Bierwolf &                                 533 West 2600 South, Suite 250
       Nilson, LLC                                       Bountiful, Utah 84010
                                                         Office (801) 292-8756
Certified Public Accountants                                Fax (801) 292-8809

______________________________________________________________________________



                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Skinovation Pharmaceutical, Inc.

We have audited the accompanying balance sheets of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003 and from inception January 15, 1988 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and from inception January 15, 1988 through December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 2, 2005

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                           December 31
                                                   --------------------------
                                                        2004        2003
                                                   ------------ -------------
CURRENT ASSETS

Cash (Note 1)                                      $     3,037  $          -
                                                   ------------ -------------

  Total Assets                                     $     3,037  $          -
                                                   ============ =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party (Note 5)          $    33,776  $     33,776
Advances payable                                         5,168             -
                                                   ------------ -------------

  Total Liabilities                                     38,944        33,776
                                                   ------------ -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
 authorized; 708,000 shares issued and outstanding         708           708

Additional Paid - in Capital                            25,148        25,148

Deficit Accumulated during the development stage       (61,763)      (59,632)
                                                   ------------ -------------

  Total Stockholders' Equity (deficit)                 (35,907)      (33,776)
                                                   ------------ -------------

  Total Liabilities and Stockholders' Equity       $     3,037  $          -
                                                   ============ =============










The accompanying notes are an integral part of these financial statements.

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statements of Operations


                                                                From
                                                                Inception on
                                                                January 15,
                                       For the Years Ended      1988 to
                                           December 31          Dec. 31,
                                         2004         2003      2004
                                    ------------- ------------- -------------

REVENUES                            $          -  $          -  $     27,937
                                    ------------- ------------- -------------
EXPENSES
  General & Administrative                 2,131             -       126,775
                                    ------------- ------------- -------------

    Total Expenses                         2,131             -       126,775
                                    ------------- ------------- -------------
Net loss before discontinued
 operations                               (2,131)            -       (98,838)

Gain on disposal of operations                 -             -        37,075
                                    ------------- ------------- -------------

Net Loss                            $     (2,131) $          -  $    (61,763)
                                    ============= ============= =============

Net Loss Per Share                  $          -  $          -  $      (0.18)
                                    ============= ============= =============

Weighted average shares outstanding      708,000       708,000       379,074
                                    ============= ============= =============












The accompanying notes are an integral part of these financial statements.

                 Skinovation Pharmaceutical Inc.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on January 15, 1988 through December 31, 2004


                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------

Balance, January 15, 1988             -  $        -  $        -  $          -

Stock issued for cash
 at $.067                        30,000          30       1,970             -

Net (loss) for the year
 ended December 31, 1988              -           -           -        (1,950)

Net (loss) for the year
 ended December 31, 1989              -           -           -           (10)

Net (loss) for the year
 ended December 31, 1990              -           -           -           (10)

Net (loss) for the year
 ended December 31, 1991              -           -           -           (10)

Stock issued for cash
 at $.033                       270,000         270       8,730             -

Net (loss) for the year
 ended December 31, 1992              -           -           -        (9,757)

Net gain for the year
 ended December 31, 1993              -           -           -           737
                           ------------- ----------- ----------- -------------

Balance - December 31, 1993     300,000         300      10,700       (11,000)

Shares canceled (Note 4)       (206,632)       (207)        207             -

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1994      93,368          93      10,907       (11,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1995      93,368          93      10,907       (11,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -        (1,424)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1996      93,368          93      10,907       (12,424)

Stock issued for services         6,632           7         126             -

Stock issued for debt
 satisfaction                     5,000           5       1,418             -

Stock issued for cash           500,000         500       9,500             -

Stock offering costs                  -           -      (7,000)            -

Net (loss) for the year
 ended December 31, 1997              -           -           -        (3,508)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997     605,000         605      14,951       (15,932)

Stock issued for services        48,000          48       4,752             -

Net (loss) for the year
 ended December 31, 1998              -           -           -       (19,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998     653,000         653      19,703       (34,932)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (14,200)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999     653,000         653      19,703       (49,132)

Stock issued for services        55,000          55       5,445             -

Net (loss) for the year
 ended December 31, 2000              -           -           -        (5,500)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000     708,000         708      25,148       (54,632)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001     708,000         708      25,148       (54,632)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,000)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002     708,000         708      25,148       (59,632)

Net (loss) for the year
 ended December 31, 2003              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2003     708,000         708      25,148       (59,632)

Net (loss) for the year
 ended December 31, 2004              -           -           -        (2,131)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2004     708,000  $      708  $   25,148  $    (61,763)
                           ============= =========== =========== =============




The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                From
                                                                Inception on
                                                                January 15,
                                       For the Years Ended      1988 through
                                           December 31          December 31,
                                         2004         2003      2004
                                    ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                          $     (2,131) $          -  $    (61,763)
  Adjustments for non-cash items:
   Stock issued for debt repayment             -             -         1,424
   Shares issued for services                  -             -        10,433
   Increase in Accounts Payable            5,168             -        38,944
   Loss on disposal of PP&E                    -             -         5,263
                                    ------------- ------------- -------------
   Net Cash Provided (Used) by
   Operating Activities                    3,037             -        (5,699)
                                    ------------- ------------- -------------
Cash Flows from Investing Activities

  Cash paid for PP&E                           -             -        (5,264)
                                    ------------- ------------- -------------
   Net Cash Provided (Used) in
   Investing Activities                        -             -        (5,264)
                                    ------------- ------------- -------------
Cash Flows from Financing Activities

  Cash paid for offering cost                  -             -        (7,000)
  Issued common stock for cash                 -             -        21,000
                                    ------------- ------------- -------------
  Net cash Provided by
  Financing Activities                         -             -        14,000
                                    ------------- ------------- -------------

Increase (Decrease) in Cash                3,037             -         3,037

Cash, beginning of period                      -             -             -
                                    ------------- ------------- -------------

Cash, end of period                 $      3,037  $          -  $      3,037
                                    ============= ============= =============
Supplemental Cash Flow Information:
  Stock issued for debt repayment   $          -  $          -  $      1,424
  Stock issued for services         $          -  $          -  $     10,433

  Cash Paid For:
    Interest                        $          -  $          -  $          -
    Income Taxes                    $          -  $          -  $          -




The accompanying notes are an integral part of these financial statements.

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

c.  Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements


                                        Income (loss)    Shares     Per Share
                                         (Numerator)  (Denominator)   Amount
                                        ------------- ------------- ----------
For the year ended December 31, 2004:

 Basic EPS
  Income (loss) to common stockholders  $    ( 2,131)      708,000  $       -
                                        ============= ============= ==========
For the year ended December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $          -       708,000  $       -
                                        ============= ============= ==========
From inception on March 11, 1986 to
 December 31, 2004:

 Basic EPS
  Income (loss) to common stockholders  $    (61,763)      379,074  $   (0.16)
                                        ============= ============= ==========


d. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.  Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $61,595 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2004. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows as December 31, 2004 and 2003:

                                                   December 31,
                                                2004           2003
                                            ------------- --------------
Deferred tax asset:
   NOL carryforward                         $     20,336  $      20,274

   Valuation allowance                          ( 20,336)      ( 20,274)
                                            ------------- --------------
                                            $          -  $           -
                                            ============= ==============


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

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has minimal assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

During the year ended December 31, 2004 the Company incurred $5,000 of professional fees payable to First Equity Holdings Corp.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent auditors.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM: 8B. OTHER INFORMATION

None.

                             PART III
                             --------

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

Name              Age   Position Held                      Director Since
----------------- ----- ---------------------------------- --------------
John W. Peters    53    President, Director                June 20, 2000
M. Jeanne Ball    47    Secretary/Treasurer, Director      March 20, 1998

John W. Peters - Mr. Peters is the manager of Development Specialties, Inc. a property management company. Since 1995 to the present he has been President and Chairman of the Board of Earth Products and Technologies, Inc, a reporting company. Prior to 1995 he was employed as Earth Products' operations manager. He also is a director of Bingham Canyon Corporation, Cancer Capital Corporation, and Suncrest Global Energy Corp., which are development stage reporting companies. His prior business experience includes President and Executive Officer of Certified Environmental Laboratories, Inc. and Vice President of Sales and Marketing for Comco Communications Corp. in California. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California.

M. Jeanne Ball - Mrs. Ball works as an independent contractor performing duties of a legal secretary for attorneys. She is a director of Wings & Things, Inc., a development stage reporting company.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission
                                17
initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no filings were required during the past year.

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

ITEM 10. EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. John W. Peters, our President, who acts in the capacity similar to chief executive officer did not receive compensation during the 2004 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock, as well as management's ownership. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 3, 2005.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of                     Number of Shares of    Percent of
Beneficial Owners                       Common Stock           Class
--------------------------------------  ---------------------- ------------
Donald R. Mayer                             250,000              35.3%
6 E.  Northridge Lane
Sandy, Utah 84092

National Financial Services Corporation      50,000               7.1%
200 Liberty Street
One World Financial Center
New York, New York 10281

Arthur Candland                              44,000               6.2%
5295 S.  300 W., Suite 499
Murray, Utah 84107



                            MANAGEMENT




Name and Address of                     Number of Shares of    Percent of
Beneficial Owners                       Common Stock           Class
--------------------------------------  ---------------------- ------------
John W. Peters                              35,000               4.9%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

M. Jeanne Ball                              10,000               1.4%
968 Bloomsbury Cove
Murray, Utah 84123

All directors and officers as a group       45,000               6.4%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% stockholders or immediate family members of such persons.

ITEM 13. EXHIBITS

No.   Description
----  ------------
3.1 Articles of Incorporation as amended (Incorporated by reference to exhibit 3.1 of the Form 10-KSB, filed March 29, 2002)
3.2 Bylaws of Skinovation (Incorporated by reference to exhibit 3.3 of the Form-SB, filed July 11, 2000)
31.1  Principal Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal account for the audit of our annual financial statement and review of financial statements included in quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $1,204 for fiscal year ended 2003 and $1,407 for fiscal year ended 2004.

Audit-Related Fees

Our auditor did not bill any fees in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above.

Tax Fees

Our auditor did not bill any fees in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning.

All Other Fees

Our auditor did not bill any fees in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.



                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 25, 2005        SKINOVATION PHARMACEUTICAL INCORPORATED


                                /s/ John W. Peters
                            By: ______________________________________________
                                John W. Peters
                                President


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                /s/ John W. Peters
Date: March 25, 2005       By: ______________________________________________
                               John W. Peters
                               Principal Executive Officer
                               Principal Financial and Accounting Officer

                               /s/ M. Jeanne Ball
Date: March 25, 2005       By: ______________________________________________
                               M. Jeanne Ball
                               Secretary/Treasurer and Director