Form 10QSB
period 2005-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2005-11-10
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

As of October 25, 2005 Skinovation Pharmaceutical Incorporated had a total of 708,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.........................................2

Item 2.  Plan of Operation............................................8

Item 3.  Controls and Procedures......................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits.....................................................9

Signatures............................................................9




                 PART I:   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                 Skinovation Pharmaceutical Inc.

                       Financial Statements

                        September 30, 2005

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                          Balance Sheets
                              ASSETS



                                                   September 30, December 31,
                                                       2005         2004
                                                  ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS
  Cash                                            $      1,143  $      3,037
                                                  ------------- -------------

  TOTAL ASSETS                                    $      1,143  $      3,037
                                                  ============= =============

               LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                  $     33,776  $     33,776
Accounts Payable - Other                                 5,000         5,168
                                                  ------------- -------------

  Total Liabilities                                     38,776        38,944
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  50,000,000 shares authorized;
  708,000 shares issued and outstanding                    708           708

Additional Paid in Capital                              25,148        25,148

Deficit Accumulated During the Development Stage       (63,489)      (61,763)
                                                  ------------- -------------

  Total Stockholders' Equity                           (37,633)      (35,907)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      1,143  $      3,037
                                                  ============= =============

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the nine   For the nine   January 15,
                            months ended   months ended   months ended   months ended   1988
                            Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,      to Sept. 30,
                            2005           2004           2005           2004           2005
                            -------------- -------------- -------------- -------------- --------------

REVENUES                    $           -  $           -  $           -  $           -  $      27,937
                            -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative            222            496          1,726          1,802        128,501
                            -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                    222            496          1,726          1,802        128,501
                            -------------- -------------- -------------- -------------- --------------
NET LOSS BEFORE
 DISCONTINUED OPERATIONS             (222)          (496)        (1,726)        (1,802)      (100,564)

GAIN ON DISPOSAL
 OF OPERATIONS                          -              -              -              -         37,075
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)           $        (222) $        (496) $      (1,726) $      (1,802) $     (63,489)
                            ============== ============== ============== ============== ==============

NET LOSS PER SHARE          $           -  $           -  $           -  $           -  $       (0.16)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                      708,000        708,000        708,000        708,000        392,958
                            ============== ============== ============== ============== ==============





                                        5




                         Skinovation Pharmaceutical, Inc.
                           (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                               From
                                                                               Inception on
                                                                               January 15,
                                                  For the nine months ended    1988
                                                         September 30,         Through
                                                 ----------------------------- September 30,
                                                       2005          2004      2005
                                                 -------------- -------------- --------------
Cash Flows from Operating Activities
  Net Loss                                       $      (1,726) $      (1,802) $     (63,489)
  Less Non-cash Items:
  Shares issued for services                                 -              -         10,433
  Shares issued for debt payment                             -              -          1,424
  Increase in accounts payable                            (168)         5,000         38,776
  Loss on disposal of PP&E                                   -              -          5,263
                                                 -------------- -------------- --------------

  Net Cash Provided (Used) by Operating Activities      (1,894)         3,198         (7,593)
                                                 -------------- -------------- --------------
Cash Flows from Investing Activities
  Cash paid for PP&E                                         -              -         (5,264)
                                                 -------------- -------------- --------------

  Net Cash Provided (Used) by Investing Activities           -              -         (5,264)
                                                 -------------- -------------- --------------
Cash Flows from Financing Activities
  Cash paid for offering costs                               -              -         (7,000)
  Common stock issued for cash                               -              -         21,000
                                                 -------------- -------------- --------------

  Net Cash Provided (Used) by Financing Activities           -              -         14,000
                                                 -------------- -------------- --------------

Increase (Decrease) in Cash                             (1,894)         3,198          1,143

Cash and Cash Equivalents at Beginning of Period         3,037              -              -
                                                 -------------- -------------- --------------

Cash and Cash Equivalents at End of Period       $       1,143  $       3,198  $       1,143
                                                 ============== ============== ==============

Supplemental Cash Flow Information:

  Stock issued for debt payment                  $           -  $           -  $       1,424
  Stock issued for services                      $           -  $           -  $      10,433

  Cash Paid For:
    Interest                                     $           -  $           -  $           -
    Income Taxes                                 $           -  $           -  $           -






                 Skinovation Pharmaceutical Inc.
                Notes to the Financial Statements
                        September 30, 2005


GENERAL

Skinovation Pharmaceutical Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.

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

As of September 30, 2005 we had $1,143 cash on hand and total current liabilities of $38,776. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, they are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. We may pay for these advances by converting the debt into common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


                                   SKINOVATION PHARMACEUTICAL INCORPORATED


                                    /S/ John W. Peters
Date: November 8, 2005         By: ________________________________________
                                   John W. Peters
                                   President, Principal Executive Officer,
                                   Principal Financial Officer, and Director