Form 10KSB
period 2005-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2006-03-31
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-30991

             SKINOVATION PHARMACEUTICAL INCORPORATED
      ------------------------------------------------------
      (Exact name of Registrant as specified in its charter)

                Nevada                        87-0458170
        -----------------------     -----------------------------------
       (State of incorporation)     (I.R.S. Employer Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah      84106
--------------------------------------------    ----------
(Address of principal executive offices)          (Zip code)

Issuer's telephone number, including area code:   (801) 323-2395

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

As of February 23, 2006 the registrant had 708,000 shares of common stock outstanding.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........5
Item 6.  Management's Discussion and Analysis or Plan of Operation..........6
Item 7.  Financial Statements     ..........................................6
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................16
Item 8A. Controls and Procedures...........................................16
Item 8B. Other Information.................................................16

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................16
Item 10. Executive Compensation............................................17
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................17
Item 12. Certain Relationships and Related Transactions....................18
Item 13. Exhibits..........................................................18
Item 14. Principal Accountant Fees and Services............................18
Signatures.................................................................19


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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Skinovation.

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

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders. We can not assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See Part III, Item 9, below.) Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment, and John
W. Peters, our president, is management of other development stage reporting companies seeking merger candidates. Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

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

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2005 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Our common stock is not listed on any public market. As of February 23, 2006 we had 306 stockholders of record. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage company and have recorded losses since our inception. At December 31, 2005, we had $771 in cash and total liabilities of $43,726. We cannot satisfy our cash requirements for our operations, which are related to legal, accounting and professional services required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue providing advances during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

Our plan for the next twelve months is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity. If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

ITEM 7. FINANCIAL STATEMENTS








                 Skinovation Pharmaceutical, Inc.

                  (A Development State Company)

                       Financial Statements

                    December 31, 2005 and 2004

                             CONTENTS


Independent Auditor's Report ..........................................8

Balance Sheets
........................................................................9

Statements of Operations .............................................10

Statements of Stockholders' Equity ...................................11

Statements of Cash Flows .............................................12

Notes to the Financial Statements .................................13-15

Chisholm                                        533 West 2600 South, Suite 25
Bierwolf &                                              Bountiful, Utah 84010
Nilson, LLC                                             Phone: (801) 292-8756
Certified Public Accountants                              Fax: (801) 292-8809




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Skinovation Pharmaceutical, Inc.

We have audited the accompanying balance sheets of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004 and from inception January 15, 1988 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.
Accordingly, we express no such opinion.   An audit also includes assessing
the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 and from inception January 15, 1988 through December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ Chisholm, Bierwolf & Nilson


Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 2, 2006

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                           December 31
                                                   --------------------------
                                                        2005        2004
                                                   ------------ -------------
CURRENT ASSETS

Cash (Note 1)                                      $       771  $      3,037
                                                   ------------ -------------

  Total Assets                                     $       771  $      3,037
                                                   ============ =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party (Note 5)          $    38,726  $     33,776
Accounts Payable - Other                                 5,000         5,168
                                                   ------------ -------------

  Total Liabilities                                     43,726        38,944
                                                   ------------ -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
 authorized; 708,000 shares issued and outstanding         708           708

Additional Paid - in Capital                            25,148        25,148

Deficit Accumulated during the development stage       (68,811)      (61,763)
                                                   ------------ -------------

  Total Stockholders' Equity (deficit)                 (42,955)      (35,907)
                                                   ------------ -------------

  Total Liabilities and Stockholders' Equity       $       771  $      3,037
                                                   ============ =============



 The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statements of Operations

                                                                From
                                                                Inception on
                                                                January 15,
                                       For the Years Ended      1988 to
                                           December 31          Dec. 31,
                                         2005         2004      2005
                                    ------------- ------------- -------------

REVENUES                            $          -  $          -  $     27,937
                                    ------------- ------------- -------------
EXPENSES

  General & Administrative                 7,048         2,131       133,823
                                    ------------- ------------- -------------

    Total Expenses                         7,048         2,131       133,823
                                    ------------- ------------- -------------

Net loss before discontinued operations   (7,048)       (2,131)     (105,886)

Gain on disposal of operations                 -             -        37,075
                                    ------------- ------------- -------------

Net Loss                            $     (7,048) $     (2,131) $    (68,811)
                                    ============= ============= =============

Net Loss Per Share                  $      (0.01) $       0.00  $      (0.18)
                                    ============= ============= =============

Weighted average shares outstanding      708,000       708,000       397,376
                                    ============= ============= =============





The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical Inc.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on January 15, 1988 through December 31, 2005

                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------

Balance, January 15, 1988             -  $        -  $        -  $          -

Stock issued for cash
 at $.067                        30,000          30       1,970             -

Net (loss) for the year
 ended December 31, 1988              -           -           -        (1,950)

Net (loss) for the year
 ended December 31, 1989              -           -           -           (10)

Net (loss) for the year
 ended December 31, 1990              -           -           -           (10)

Net (loss) for the year
 ended December 31, 1991              -           -           -           (10)

Stock issued for cash
 at $.033                       270,000         270       8,730             -

Net (loss) for the year
 ended December 31, 1992              -           -           -        (9,757)

Net gain for the year
 ended December 31, 1993              -           -           -           737
                           ------------- ----------- ----------- -------------
Balance - December 31, 1993     300,000         300      10,700       (11,000)

Shares canceled (Note 4)       (206,632)       (207)        207             -

Net (loss) for the year
 ended December 31, 1994              -           -           -             -
                           ------------- ----------- ----------- -------------
Balance - December 31, 1994      93,368          93      10,907       (11,000)

Net (loss) for the year
 ended December 31, 1995              -           -           -             -
                           ------------- ----------- ----------- -------------
Balance - December 31, 1995      93,368          93      10,907       (11,000)

Net (loss) for the year
 ended December 31, 1996              -           -           -        (1,424)
                           ------------- ----------- ----------- -------------
Balance - December 31, 1996      93,368          93      10,907       (12,424)

Stock issued for services         6,632           7         126             -

Stock issued for debt
 satisfaction                     5,000           5       1,418             -

Stock issued for cash           500,000         500       9,500             -

Stock offering costs                  -           -      (7,000)            -

Net (loss) for the year
 ended December 31, 1997              -           -           -        (3,508)
                           ------------- ----------- ----------- -------------
Balance - December 31, 1997     605,000         605      14,951       (15,932)

Stock issued for services        48,000          48       4,752             -

Net (loss) for the year
 ended December 31, 1998              -           -           -       (19,000)
                           ------------- ----------- ----------- -------------
Balance - December 31, 1998     653,000         653      19,703       (34,932)

Net (loss) for the year
 ended December 31, 1999              -           -           -       (14,200)
                           ------------- ----------- ----------- -------------
Balance - December 31, 1999     653,000         653      19,703       (49,132)

Stock issued for services        55,000          55       5,445             -

Net (loss) for the year
 ended December 31, 2000              -           -           -        (5,500)
                           ------------- ----------- ----------- -------------
Balance - December 31, 2000     708,000         708      25,148       (54,632)

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------
Balance - December 31, 2001     708,000         708      25,148       (54,632)

Net (loss) for the year
 ended December 31, 2002              -           -           -        (5,000)
                           ------------- ----------- ----------- -------------
Balance - December 31, 2002     708,000         708      25,148       (59,632)

Net (loss) for the year
 ended December 31, 2003              -           -           -             -
                           ------------- ----------- ----------- -------------
Balance - December 31, 2003     708,000         708      25,148       (59,632)

Net (loss) for the year
 ended December 31, 2004              -           -           -        (2,131)
                           ------------- ----------- ----------- -------------
Balance - December 31, 2004     708,000         708      25,148       (61,763)

Net (loss) for the year
 ended December 31, 2005              -           -           -        (7,048)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2005     708,000  $      708  $   25,148  $    (68,811)
                           ============= =========== =========== =============



The accompanying notes are an integral part of these financial statements

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                From
                                                                Inception on
                                                                January 15,
                                       For the Years Ended      1988 through
                                           December 31          December 31,
                                         2005         2004      2005
                                    ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                          $     (7,048) $     (2,131) $    (68,811)
  Adjustments for non-cash items:
   Stock issued for debt repayment             -             -         1,424
   Shares issued for services                  -             -        10,433
   Increase in Accounts Payable            4,782         5,168        43,726
   Loss on disposal of PP&E                    -             -         5,263
                                    ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                   (2,266)        3,037        (7,965)
                                    ------------- ------------- -------------
Cash Flows from Investing Activities

  Cash paid for PP&E                           -             -        (5,264)
                                    ------------- ------------- -------------
   Net Cash Provided (Used) in
   Investing Activities                        -             -        (5,264)
                                    ------------- ------------- -------------
Cash Flows from Financing Activities

  Cash paid for offering cost                  -             -        (7,000)
  Issued common stock for cash                 -             -        21,000
                                    ------------- ------------- -------------
  Net cash Provided by
  Financing Activities                         -             -        14,000
                                    ------------- ------------- -------------

Increase (Decrease) in Cash               (2,266)        3,037           771

Cash, beginning of period                  3,037             -             -
                                    ------------- ------------- -------------

Cash, end of period                 $        771  $      3,037  $        771
                                    ============= ============= =============

Supplemental Cash Flow Information:
  Stock issued for debt repayment   $          -  $          -  $      1,424
  Stock issued for services         $          -  $          -  $     10,433

  Cash Paid For:
    Interest                        $          -  $          -  $          -
    Income Taxes                    $          -  $          -  $          -




The accompanying notes are an integral part of these financial statements.

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

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

     c.  Earnings (Loss) Per Share

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements

                                        Income (loss)   Shares      Per Share
                                         (Numerator)  (Denominator)   Amount
                                        ------------- ------------- ----------
For the year ended December 31, 2005:

  Basic EPS
  Income (loss) to common stockholders  $     (7,048)      708,000  $   (0.01)
                                        ============= ============= ==========
For the year ended December 31, 2004:

  Basic EPS
  Income (loss) to common stockholders  $     (2,131)      708,000  $       -
                                        ============= ============= ==========
From inception on March 11, 1986 to
December 31, 2005:

  Basic EPS
  Income (loss) to common stockholders  $    (68,811)      397,376  $   (0.18)
                                        ============= ============= ==========


     d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

NOTE 1 - Summary of Significant Accounting Policies (continued)

     e.  Provision for Income Taxes

         No provision for income taxes have been recorded due to net operating loss carryforwards totaling $68,811 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2005. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

         Deferred tax asset and the valuation account is as follows as December 31, 2005 and 2004:

                                                         December 31,
                                                      2005          2004
                                                 -------------- -------------
    Deferred tax asset:
          NOL carryforward                       $      22,722  $     20,336

          Valuation allowance                          (22,722)      (20,336)
                                                 -------------- -------------
                                                 $           -  $          -
                                                 ============== =============


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

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

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

         During the years ended December 31, 2002 and 2005 the Company incurred a total $9,950 of professional fees payable to First Equity Holdings Corp.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent auditors.

ITEM 8A. CONTROLS AND PROCEDURES

Our President, who acts in the capacities of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

He also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

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

Name                    Age    Position Held                   Director Since
-----------------     -------  ---------------------------     --------------
John W. Peters          54     President, Director             June 20, 2000
M. Jeanne Ball          48     Secretary/Treasurer, Director   March 20, 1998

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

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no filings were required during the past fiscal year.

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

ITEM 10. EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. John W. Peters, our President, who acts in the capacity similar to chief executive officer did not receive compensation during the 2005 fiscal year. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock, as well as management's ownership. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of February 23, 2006.


                    CERTAIN BENEFICIAL OWNERS

Name and Address of              Number of Shares of
Beneficial Owners                Common Stock             Percentage of Class
-------------------------        ---------------------    -------------------

Donald R. Mayer                     250,000                   35.3%
6 E.  Northridge Lane
Sandy, Utah 84092

National Financial
Services Corporation                 50,000                    7.1%
200 Liberty Street
One World Financial Center
New York, New York 10281

Arthur Candland                      44,000                    6.2%
5295 S.  300 W., Suite 499
Murray, Utah 84107


                            MANAGEMENT

Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock             Percentage of Class
-------------------------         --------------------     -------------------

John W. Peters                       35,000                    4.9%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

M. Jeanne Ball                       10,000                    1.4%
968 Bloomsbury Cove
Murray, Utah 84123

All directors and
officers as a group                  45,000                    6.4%


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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

                                   2005               2004
                                ---------          ---------
     Audit fees                 $   1,400          $   1,407
     Audit-related fees                 0                  0
     Tax fees                           0                  0
     All other fees             $       0          $       0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. We do not rely on pre-approval policies and procedures.



                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 27, 2006             SKINOVATION PHARMACEUTICAL INCORPORATED


                                 /s/ John W. Peters
                              By:___________________________________________
                                 John W. Peters
                                 President



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                                  /s/ John W. Peters
Date: March 27, 2006          By:____________________________________________
                                 John W. Peters
                                 Principal Executive Officer
                                 Principal Financial and Accounting Officer




                                 /s/ M. Jeanne Ball
Date: March 27, 2006          By:___________________________________________
                                 M. Jeanne Ball
                                 Secretary/Treasurer and Director