Form 10QSB
period 2006-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2006-05-11
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended March 31, 2006

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

As of May 1, 2006, Skinovation Pharmaceutical Incorporated had a total of 708,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation..........8

Item 3.  Controls and Procedures............................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits...........................................................9

Signatures..................................................................9




                 PART I:   FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

             Skinovation Pharmaceutical Incorporated

                  (A Development Stage Company)

                       Financial Statements

                          March 31, 2006

             Skinovation Pharmaceutical Incorporated
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                              ------

                                                      March 31    December 31
                                                        2006          2005
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                               $        771  $        771
                                                   ------------- -------------

  TOTAL ASSETS                                     $        771  $        771
                                                   ============= =============


               LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                   $     38,726  $     38,726
Accounts Payable - Other                                  5,248         5,000
                                                   ------------- -------------
  Total Liabilities                                      43,974        43,726
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
 authorized; 708,000 shares issued and outstanding          708           708

Additional Paid in Capital                               25,148        25,148

Deficit Accumulated During the Development Stage        (69,059)      (68,811)
                                                   ------------- -------------

  Total Stockholders' Equity                            (43,203)      (42,955)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $        771  $        771
                                                   ============= =============

              Skinovation Pharmaceutical Incorporated
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                From
                                                                Inception on
                                For the         For the         January 15,
                                three months    three months    1988
                                ended March 31, ended March 31, to March 31,
                                2006            2005            2006
                                --------------- --------------- --------------

REVENUES                        $            -  $            -  $      27,937
                                --------------- --------------- --------------

EXPENSES
  General & Administrative                 248             900        134,071
                                --------------- --------------- --------------

    TOTAL EXPENSES                         248             900        134,071
                                --------------- --------------- --------------
NET LOSS BEFORE DISCONTINUED
  OPERATIONS                                 -               -       (106,134)

GAIN ON DISPOSAL OF OPERATIONS               -               -         37,075
                                --------------- --------------- --------------

NET INCOME (LOSS)               $         (248) $         (900) $     (69,059)
                                =============== =============== ==============

NET LOSS PER SHARE              $            -  $            -  $       (0.17)
                                =============== =============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                          708,000         708,000        401,580
                                =============== =============== ==============

             Skinovation Pharmaceutical Incorporated
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)


                                                                 From
                                                                 Inception on
                                      For the three months ended January 15,
                                                March 31,        1988 Through
                                      -------------------------- March 31,
                                           2006         2005     2006
                                      ------------- ------------ -------------
Cash Flows from Operating Activities
  Net Loss                            $       (248) $      (900) $    (69,059)
  Less Non-cash Items:
  Shares issued for services                     -            -        10,433
  Shares issued for debt payment                 -            -         1,424
  Increase in accounts payable                 248          732        43,974
  Loss on disposal of PP&E                       -            -         5,263
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Operating Activities                           -         (168)       (7,965)
                                      ------------- ------------ -------------
Cash Flows from Investing Activities
  Cash paid for PP&E                             -            -        (5,264)
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Investing Activities                           -            -        (5,264)
                                      ------------- ------------ -------------
Cash Flows from Financing Activities
  Cash paid for offering costs                   -            -        (7,000)
  Common stock issued for cash                   -            -        21,000
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Financing Activities                           -            -        14,000
                                      ------------- ------------ -------------

Increase (Decrease) in Cash                      -         (168)          771

Cash and Cash Equivalents at
 Beginning of Period                           771        3,037             -
                                      ------------- ------------ -------------
Cash and Cash Equivalents at
 End of Period                        $        771  $     2,869  $        771
                                      ============= ============ =============
Supplemental Cash Flow Information:

  Stock issued for debt payment       $          -  $         -  $      1,424
  Stock issued for services           $          -  $         -  $     10,433

  Cash Paid For:
    Interest                          $          -  $         -  $          -
    Income Taxes                      $          -  $         -  $          -

             Skinovation Pharmaceutical Incorporated
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2006


GENERAL

Skinovation Pharmaceutical Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As of March 31, 2006 we had $771 cash on hand and total current liabilities of $43,974. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, they are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. We may pay for these advances by converting the debt into common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


                                     SKINOVATION PHARMACEUTICAL INCORPORATED


                                      /s/ John W. Peters
Date: May 10, 2006                By: _______________________________________
                                     John W. Peters
                                     President, Principal Executive Officer,
                                     Principal Financial Officer, and Director