Form 10QSB
period 2006-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2006-08-08
CIK 1118072

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended June 30, 2006

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                  Commission File No.  000-30991

             SKINOVATION PHARMACEUTICAL INCORPORATED
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


        Nevada                                 87-0458170
-----------------------             ----------------------------------
(State of incorporation)           (I.R.S. Employer Identification No.)

       2157 S. Lincoln Street, Salt Lake City, Utah   84106
    ----------------------------------------------------------
             (Address of principal executive offices)

                          (801) 323-2395
            -----------------------------------------
                   (Issuer's telephone number)

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

As of July 17, 2006, Skinovation Pharmaceutical Incorporated had a total of 708,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:        Yes  [ ]    No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation ........7

Item 3.  Controls and Procedures...........................................7

                    PART II: OTHER INFORMATION

Item 6.  Exhibits......................................................... 8

Signatures................................................................ 8


                 PART I:   FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.





             Skinovation Pharmaceutical Incorporated

                  (A Development Stage Company)

                       Financial Statements

                          June 30, 2006

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                     June 30,    December 31,
                                                       2006         2005
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

   Cash                                           $      5,150  $        771
                                                  ------------- -------------

   Total Current Assets                                  5,150           771
                                                  ------------- -------------

   TOTAL ASSETS                                   $      5,150  $        771
                                                  ============= =============


                        LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                  $     38,726  $     38,726
Accounts Payable - Other                                 5,000         5,000
Loan Payable                                             9,000             -
                                                  ------------- -------------

  Total Current Liabilities                             52,726        43,726
                                                  ------------- -------------

  Total Liabilities                                     52,726        43,726
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
authorized; 708,000 shares issued and outstanding          708           708

Additional Paid in Capital                              25,148        25,148

Deficit Accumulated During the Development Stage       (73,432)      (68,811)
                                                  ------------- -------------

  Total Stockholders' Equity                           (47,576)      (42,955)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      5,150  $        771
                                                  ============= =============


The accompanying notes are an integral part of these financial statements.

                 Skinovation Pharmaceutical, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the six    For the six    January 15,
                            months ended   months ended   months ended   months ended   1988
                            June 30,       June 30,       June 30,       June 30,       to June 30,
                            2006           2005           2006           2005           2006
                            -------------- -------------- -------------- -------------- --------------
REVENUES                    $           -  $           -  $           -  $           -  $      27,937
                            -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative          4,373            604          4,621          1,504        138,444
                            -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                  4,373            604          4,621          1,504        138,444
                            -------------- -------------- -------------- -------------- --------------
NET INCOME (LOSS) FROM
 CONTINUING OPERATIONS             (4,373)          (604)        (4,621)        (1,504)      (110,507)

GAIN ON DISPOSAL OF OPERATIONS          -              -              -              -         37,075
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS) BEFORE TAXES     (4,373)          (604)        (4,621)        (1,504)       (73,432)

TAXES                                   -              -              -              -              -
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)           $      (4,373) $        (604) $      (4,621) $      (1,504) $     (73,432)
                            ============== ============== ============== ============== ==============

NET LOSS PER SHARE          $       (0.01) $           -  $       (0.01) $           -  $       (0.18)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     708,000        708,000        708,000        708,000        405,716
                            ============== ============== ============== ============== ==============




    The accompanying notes are an integral part of these financial statements.



                         Skinovation Pharmaceutical, Inc.
                           (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                               From
                                                                               Inception on
                                                                               January 15,
                                                    For the six months ended   1988
                                                            June 30,           Through
                                                 ----------------------------- June 30,
                                                       2006          2005      2006
                                                 -------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                                       $      (4,621) $      (1,504) $     (73,432)
  Adjustments to reconcile net (loss) to
  cash provided (used) by operating activities:
    Shares issued for services                               -              -         10,433
    Shares issued for debt payment                           -              -          1,424
    Loss on disposal of PP&E                                 -              -          5,263
  Changes in assets and liabilities:
    Increase in accounts payable                             -             32         43,726
                                                 -------------- -------------- --------------

  Net Cash Provided (Used) by Operating Activities      (4,621)        (1,472)       (12,586)
                                                 -------------- -------------- --------------
Cash Flows from Investing Activities
  Cash paid for PP&E                                         -              -         (5,264)
                                                 -------------- -------------- --------------

  Net Cash Provided (Used) by Investing Activities           -              -         (5,264)
                                                 -------------- -------------- --------------
Cash Flows from Financing Activities
  Cash paid for offering costs                               -              -         (7,000)
  Common stock issued for cash                               -              -         21,000
  Proceeds from note payable                             9,000              -          9,000
                                                 -------------- -------------- --------------

  Net Cash Provided (Used) by Financing Activities       9,000              -         23,000
                                                 -------------- -------------- --------------

Increase (Decrease) in Cash                              4,379         (1,472)         5,150

Cash and Cash Equivalents at Beginning of Period           771          3,037              -
                                                 -------------- -------------- --------------

Cash and Cash Equivalents at End of Period       $       5,150  $       1,565  $       5,150
                                                 ============== ============== ==============

Supplemental Cash Flow Information:

  Stock issued for debt payment                  $           -  $           -  $       1,424
  Stock issued for services                      $           -  $           -  $      10,433

  Cash Paid For:
    Interest                                     $           -  $           -  $           -
    Income Taxes                                 $           -  $           -  $           -




    The accompanying notes are an integral part of these financial statements.

                                        5





             Skinovation Pharmaceutical Incorporated
                Notes to the Financial Statements
                          June 30, 2006


GENERAL

Skinovation Pharmaceutical Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

NOTE PAYABLE

During the quarter the Company received a loan of $9,000 from an unrelated party. As of the end of the period, the terms of the note have not been finalized.

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

As of June 30, 2006 we had $5,150 cash on hand and total current liabilities of $52,726. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC. We are unable to pay cash for these services and historically have relied on related parties and third parties to pay for these costs on our behalf.

During the second quarter of 2006 we borrowed $9,000 from a third party, but as of the date of this filing the terms of this note have not been finalized. We intend to use this cash to fund our operations for the short term, but will likely still rely on other parties to pay for costs on our behalf when we have insufficient cash. We have not entered into written agreements with any parties guaranteeing funds and, therefore, these parties are not obligated to provide funds in the future. We may repay our debt with cash, if available, or may convert the debt into common stock.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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


                                SKINOVATION PHARMACEUTICAL INCORPORATED


                                /s/ John W. Peters
Date: August 7, 2006         By: ____________________________________
                                  John W. Peters
                                  President, Principal Executive Officer,
                                  Principal Financial Officer, and Director