Form 10QSB
period 2006-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2006-11-13
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

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

(801) 323-2395

(Issuer’s telephone number)

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

As of October 26, 2006 Skinovation Pharmaceutical Incorporated had a total of 708,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

7

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

PART I:   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2006 and 2005 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Financial Statements

September 30, 2006

	Skinovation Pharmaceutical, Inc.
	(A Development Stage Company)
	Balance Sheets

	ASSETS
		September 30,	December 31,
		2006	2005
		(Unaudited)

CURRENT ASSETS

Cash		$ 3,502	$ 771
Total Current Assets		3,502	771

TOTAL ASSETS		$ 3,502	$ 771

LIABILITIES AND STOCKHOLDER' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party		$ 38,726	$ 38,726
Accounts Payable - Other		5,250	5,000
Accrued Expenses		180	-
Loan Payable		9,000	-
Total Current Liabilities		53,156	43,726

Total Liabilities		53,156	43,726

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
authorized; 708,000 shares issued and outstanding		708	708

Additional Paid in Capital		25,148	25,148

Deficit Accumulated During the Development Stage		(75,510)	(68,811)

Total Stockholders' Equity		(49,654)	(42,955)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$ 3,502	$ 71

The accompanying notes are an integral part of these financial statements.

	Skinovation Pharmaceutical, Inc.
		(A Development Stage Company)
		Statements of Operations
		(Unaudited)

	For the three months	For the three months	For the nine months	For the nine months	From Inception on
	ended Sept. 30,	ended Sept. 30,	ended Sept. 30,	ended Sept. 30,	January 15, 1988
	2006	2005	2006	2005	to Sept. 30, 2006

REVENUES	$ -	$ -	$ -	$ -	$ 27,937

EXPENSES
General & Administrative	1,898	222	6,271	1,726	140,342

TOTAL EXPENSES	1,898	222	6,271	1,726	140,342

NET INCOME (LOSS) FROM
CONTINUING OPERATIONS	(1,898)	(222)	(6,271)	(1,726)	(112,405)

OTHER INCOME (EXPENSE)
Gain on Disposal of Operations	-	-	-	-	37,075
Interest Expense	(180)	-	(180)	-	(180)

NET INCOME (LOSS) BEFORE TAXES	(2,078)	(222)	(6,451)	(1,726)	(75,510)

TAXES	-	-	-	-	-

NET INCOME (LOSS)	$ (2,078)	$ (222)	$ (6,451)	$ (1,726)	$ (75,510)

NET LOSS PER SHARE	$ -	$ -	$ (0.01)	$ -	$ (0.18)

WEIGHTED AVERAGE SHARES
OUTSTANDING	708,000	708,000	708,000	708,000	409,786

The accompanying notes are an integral part of these financial statements.

	Skinovation Pharmaceutical, Inc.
	(A Development Stage Company)
	Statement of Cash Flows
	(Unaudited)

			From Inception on
	For the nine months ended		January 15, 1988
	September 30,		Through
	2006	2005	September 30, 2006
Cash Flows from Operating Activities
Net Loss	$ (6,451)	$ (1,726)	$ (75,510)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for services	-	-	10,433
Shares issued for debt payment	-	-	1,424
Loss on disposal of PP&E			5,263
Changes in assets and liabilities:
Increase in accounts payable & accrued expenses	182	(168)	44,156

Net Cash Provided (Used) by Operating Activities	(6,269)	(1,894)	(14,234)

Cash Flows from Investing Activities
Cash paid for PP&E	-	-	(5,264)

Net Cash Provided (Used) by Investing Activities	-	-	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	-	-	(7,000)
Common stock issued for cash	-	-	21,000
Proceeds from note payable	9,000	-	9,000

Net Cash Provided (Used) by Financing Activities	-	-	23,000

Increase (Decrease) in Cash	2,979	(1,894)	3,502

Cash and Cash Equivalents at Beginning of Period	771	3,037	-

Cash and Cash Equivalents at End of Period	$ 3,502	$ 1,143	$ 3,502

Supplemental Cash Flow Information:
Stock issued for debt payment	$ -	$ -	$ 1,424
Stock issued for services	$ -	$ -	$ 10,433
Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

September 30, 2006

GENERAL

Skinovation Pharmaceutical Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.

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

NOTE PAYABLE

During the prior quarter the Company received a loan of $9,000 from an unrelated party.  On August 15, 2006 the terms of the loan were finalized which included an interest rate of 8% per annum and a maturity date of May 25, 2007.  The loan is unsecured. As of September 30, 2006 there was accrued interest on the loan of $180.

In this report references to “Skinovation,” “we,” “us,” and “our” refer to Skinovation Pharmaceutical Incorporated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the next twelve months our management intends to actively seek an operating company to acquire or merge with which may provide operating revenue.  Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of “going public.”  However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

As of the date of this filing, we have not identified any assets or business opportunities for acquisition.  Potential investors must recognize that because of limited capital available for investigation of business opportunities and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired.  All risks inherent in new and inexperienced enterprises are inherent in our plan.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

As of September 30, 2006 we had $3,502 cash on hand and total current liabilities of $53,156.  The majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and will need to raise additional funds during the next twelve months.

Historically we have relied on related and third parties to pay for costs on our behalf, but in the 2006 second quarter we secured a loan of $9,000 for our cash requirements.  We intend to use any cash to fund our operations for the short term, but will likely continue to rely on related parties to pay for costs on our behalf when we have insufficient cash.  We may repay our debt with cash, if available, or may convert the debt into common stock.

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

Also, he determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

SKINOVATION PHARMACEUTICAL INCORPORATED

Date: November 8, 2006

By: /s/ John W. Peters

John W. Peters

President, Principal Executive Officer,

Principal Financial Officer, and Director