Form 10QSB
period 2007-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2007-08-09
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

Yes  [X]    No [   ]

As of August 1, 2007, Skinovation Pharmaceutical Incorporated had a total of 708,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

7

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

PART I:   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Financial Statements

June 30, 2007

Skinovation Pharmaceuticals, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,	December 31,
	2007	2006
	(Unaudited)

CURRENT ASSETS

Cash	$ 9,669	$ 346

TOTAL ASSETS	$ 9,669	$ 346

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related party	$ 38,726	$ 38,726
Accounts Payable	26,800	14,600
Total Current Liabilities	65,526	53,326

Total Liabilities	65,526	53,326

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 50,000,000 shares
authorized; 708,000 shares issued and outstanding	708	708

Additional Paid in Capital	25,148	25,148

Deficit Accumulated During the Development Stage	(81,713)	(78,836)

Total Stockholders' Deficit	(55,857)	(52,980)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 9,669	$ 346

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months	For the three months	For the six months	For the six months	From Inception on
	ended June 30,	ended June 30,	ended June 30,	ended June 30,	January 15, 1988
	2007	2006	2007	2006	to June 30, 2007

REVENUES	$ -	$ -	$ -	$ -	$ 27,937

EXPENSES
General & Administrative	2,877	4,373	2,877	4,621	146,725

TOTAL EXPENSES	2,877	4,373	2,877	4,621	146,725

NET LOSS FROM
CONTINUING OPERATIONS	(2,877)	(4,373)	(2,877)	(4,621)	(118,788)

OTHER INCOME (EXPENSE)
Gain on disposal of operations	-	-	-	-	37,075

NET LOSS BEFORE TAXES	(2,877)	(4,373)	(2,877)	(4,621)	(81,713)

TAXES	-	-	-	-	-

NET LOSS	$ (2,877)	$ (4,373)	$ (2,877)	$ (4,621)	$ (81,713)

NET LOSS PER SHARE	$ 0.00	$ (0.01)	$ 0.00	$ (0.01)	$ (0.19)

WEIGHTED AVERAGE
SHARES OUTSTANDING	708,000	708,000	708,000	708,000	421,996

Skinovation Pharmaceuticals, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception on
	For the six months ended		January 15, 1988
	June 30,		Through
	2007	2006	June 30, 2007

Cash Flows from Operating Activities
Net Loss	$ (2,877)	$ (4,621)	$ (81,713)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for services	-	-	10,433
Shares issued for debt payment	-	-	1,424
Loss on disposal of PP&E			5,263
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	12,200	9,000	65,526

Net Cash Provided (Used) by Operating Activities	9,323	4,379	933

Cash Flows from Investing Activities
Cash paid for PP&E	-	-	(5,264)

Net Cash Provided (Used) by Investing Activities	-	-	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	-	-	(7,000)
Common stock issued for cash	-	-	21,000

Net Cash Provided (Used) by Financing Activities	-	-	14,000

Increase (Decrease) in Cash	9,323	4,379	9,669

Cash and Cash Equivalents at Beginning of Period	346	771	-

Cash and Cash Equivalents at End of Period	$ 9,669	$ 5,150	$ 9,669

Supplemental Cash Flow Information:
Stock issued for debt payment	$ -	$ -	$ 1,424
Stock issued for services	$ -	$ -	$ 10,433
Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

June 30, 2007

GENERAL

Skinovation Pharmaceutical Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

As of June 30, 2007 we had $9,669 cash on hand, with total current liabilities of $65,526 and have not recorded revenues for the past two years.  Our independent registered accounting firm has expressed doubt that we can continue as a going concern unless we obtain financing.  The majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and historically we have relied on loans or related parties to pay for costs on our behalf.  We may repay our debt with cash, if available, or may convert the debt into common stock.

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

Also, he determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 8, 2007	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ John W. Peters John W. Peters President, Principal Executive Officer, Principal Financial Officer, and Director

8