Form 10QSB
period 2007-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2007-11-09
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For quarterly period ended September 30, 2007

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

 Yes  [X]    No [   ]

As of October 29, 2007, Skinovation Pharmaceutical Incorporated had a total of 708,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

8

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

PART I:   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Financial Statements

September 30, 2007

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Balance Sheets

	ASSETS
		September 30,	December 31,
		2007	2006
		(Unaudited)

CURRENT ASSETS

Cash		$ 3,169	$ 346
Total Current Assets		3,169	346

TOTAL ASSETS		$ 3,169	$ 346

LIABILITIES AND STOCKHOLDER' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related party		$ 38,726	$ 38,726
Accounts Payable		26,800	14,600
Total Current Liabilities		65,526	53,326

Total Liabilities		65,526	53,326

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 50,000,000 shares
authorized; 708,000 shares issued and outstanding		708	708

Additional Paid in Capital		25,148	25,148

Deficit Accumulated During the Development Stage		(88,213)	(78,836)

Total Stockholders' Deficit		(62,357)	(52,980)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 3,169	$ 346

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From
	For the three	For the three	For the nine	For the nine	Inception on
	months ended	months ended	months ended	months ended	January 15, 1988
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	to Sept. 30,
	2007	2006	2007	2006	2007

REVENUES	$ -	$ -	$ -	$ -	$ 27,937

EXPENSES
General & Administrative	6,500	1,898	9,377	6,271	153,225

TOTAL EXPENSES	6,500	1,898	9,377	6,271	153,225

NET LOSS FROM CONTINUING
OPERATIONS	(6,500)	(1,898)	(9,377)	(6,271)	(125,288)

OTHER INCOME (EXPENSE)
Gain on Disposal of Operations	-	-	-	-	37,075
Interest Expense	-	(180)	-	(180)	-

NET LOSS BEFORE TAXES	(6,500)	(2,078)	(9,377)	(6,451)	(88,213)

TAXES	-	-	-	-	-

NET LOSS	$ (6,500)	$ (2,078)	$ (9,377)	$ (6,451)	$ (88,213)

NET LOSS PER SHARE	$ (0.01)	$ -	$ (0.01)	$ (0.01)	$ (0.21)

WEIGHTED AVERAGE SHARES
OUTSTANDING	708,000	708,000	708,000	708,000	426,066

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From
			Inception on
			January 15, 1988
	For the nine months ended		Through
	September 30,		September 30,
	2007	2006	2007
Cash Flows from Operating Activities
Net Loss	$ (9,377)	$ (6,451)	$ (88,213)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for services	-	-	10,433
Shares issued for debt payment	-	-	1,424
Loss on disposal of PP&E	-	-	5,263
Changes in assets and liabilities:
Increase in accounts payable	12,200	182	65,526

Net Cash Provided (Used) by Operating Activities	2,823	(6,269)	(5,567)

Cash Flows from Investing Activities
Cash paid for PP&E	-	-	(5,264)

Net Cash Provided (Used) by Investing Activities	-	-	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	-	-	(7,000)
Common stock issued for cash	-	-	21,000
Proceeds from note payable	-	9,000	-

Net Cash Provided (Used) by Financing Activities	-	-	14,000

Increase (Decrease) in Cash	2,823	2,731	3,169

Cash and Cash Equivalents at Beginning of Period	346	771	-

Cash and Cash Equivalents at End of Period	$ 3,169	$ 3,502	$ 3,169

Supplemental Cash Flow Information:
Stock issued for debt payment	$ -	$ -	$ 1,424
Stock issued for services	$ -	$ -	$ 10,433
Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

September 30, 2007

GENERAL

Skinovation Pharmaceutical Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

As of September 30, 2007 we had $3,169 cash on hand, with total current liabilities of $65,526 and have not recorded revenues for the past two years.  Our independent registered accounting firm has expressed doubt that we can continue as a going concern unless we obtain financing.  The majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and historically we have relied on loans or related parties to pay for costs on our behalf.  We may repay our debt with cash, if available, or may convert the debt into common stock.

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

Until we acquire or merge with a business opportunity, we do not anticipate that we will have research and development expense, nor that we will hire employees.

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

Also, he determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 8, 2007	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ John W. Peters John W. Peters President, Principal Executive Officer, Principal Financial Officer, and Director