Form 10-Q
period 2008-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2008-11-10
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 27, 2008, was 708,000.

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

8

Item 4T.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Financial Statements

September 30, 2008

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$402	$2,525
Total Current Assets	402	2,525

TOTAL ASSETS	$402	$2,525

LIABILITIES AND STOCKHOLDER' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related party	$38,726	$38,726
Accounts Payable	29,900	27,100
Total Current Liabilities	68,626	65,826

Total Liabilities	68,626	65,826

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 50,000,000 shares
authorized; 708,000 shares issued and outstanding	708	708

Additional Paid in Capital	25,148	25,148

Deficit Accumulated During the Development Stage	(94,080)	(89,157)

Total Stockholders' Deficit	(68,224)	(63,301)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$402	$2,525

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From
	For the three	For the three	For the nine	For the nine	Inception on
	months	months	months	months	January 15,
	ended	ended	ended	ended	1988 to
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$27,937

EXPENSES
General & Administrative	1,597	6,500	4,923	9,377	159,092

TOTAL EXPENSES	1,597	6,500	4,923	9,377	159,092

NET LOSS FROM CONTINUING
OPERATIONS	(1,597)	(6,500)	(4,923)	(9,377)	(131,155)

OTHER INCOME (EXPENSE)
Gain on Disposal of Operations	-	-	-	-	37,075

NET LOSS BEFORE TAXES	(1,597)	(6,500)	(4,923)	(9,377)	(94,080)

TAXES	-	-	-	-	-

NET LOSS	$(1,597)	$(6,500)	$(4,923)	$(9,377)	$(94,080)

NET LOSS PER SHARE	$-	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
				From
				Inception on
				January 15,
	For the nine months ended			1988 Through
	September 30,			September 30,
	2008		2007	2008
Cash Flows from Operating Activities
Net Loss	$(4,923)		$(9,377)	$(94,080)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for services	-		-	10,433
Shares issued for debt payment	-		-	1,424
Loss on disposal of PP&E				5,263
Changes in assets and liabilities:
Increase in accounts payable	2,800		12,200	68,626

Net Cash Provided (Used) by Operating Activities	(2,123)		2,823	(8,334)

Cash Flows from Investing Activities
Cash paid for PP&E	-		-	(5,264)

Net Cash Provided (Used) by Investing Activities	-		-	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	-		-	(7,000)
Common stock issued for cash	-		-	21,000
Proceeds from note payable	-		-	-

Net Cash Provided (Used) by Financing Activities	-		-	14,000

Increase (Decrease) in Cash	(2,123)		2,823	402

Cash and Cash Equivalents at Beginning of Period	2,525		346	-

Cash and Cash Equivalents at End of Period	$402		$3,169	$402

Supplemental Cash Flow Information:

Stock issued for debt payment	$-		$-	$1,424
Stock issued for services	$-		$-	$10,433
Cash Paid For:
Interest	$-		$-	$-
Income Taxes	$-	$		$-

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

September 30, 2008

GENERAL

Skinovation Pharmaceutical Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2007.

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

Financial Condition

We have had recurring operating losses for the past two fiscal years and, historically, we have relied on loans to meet our cash requirements.  In the short term, we intend to rely on equity or debt transactions with third parties and/or related parties to provide additional capital. We may repay this debt with cash, if available, or may convert the debt into common stock.  We also may issue common stock for services rendered to us.

At September 30, 2008 we had cash of $402 and total liabilities of $68,626.  The majority of our expenses are related to the preparation of our periodic reports under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and we will need to raise additional funds during the next twelve months.

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

Management determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer	Date: November 7, 2008

9