Form 10-K
period 2008-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2009-03-30
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The registrant did not have an active trading market for its common stock as of the end of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting stock held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 2, 2009, was 708,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 2.  Properties

6

Item 3.  Legal Proceedings

6

Item 4.  Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

             and Issuer Purchases of Equity Securities

6

Item 6.  Selected Financial Data

7

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 8.  Financial Statements and Supplementary Data

8

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

20

Item 9A(T).  Controls and Procedures

20

Item 9B.  Other Information

21

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

21

Item 11.  Executive Compensation

22

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                and Related Stockholder Matters

22

Item 13.  Certain Relationships and Related Transactions, and Director Independence

23

Item 14.  Principal Accounting Fees and Services

23

PART IV

Item 15.  Exhibits, Financial Statement Schedules

24

Signatures

25

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

PART I

ITEM 1.  BUSINESS

Historical Development

The company was originally incorporated in the state of Nevada on January 15, 1988, as Data Financial Corporation.  On August 5, 1992, Data Financial changed its name to Skinovation Pharmaceutical Incorporated when it began operations as a licensee for pharmaceutical products; however, that operation ceased in 1993.

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

The current economy creates more challenges for the success of our business plan.  With the inconsistency of the stock market, the general lack of investor confidence and the uncertainty related to the future global economy, management believes that equity investments and transactions may be less attractive then they have been in the past.  However, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”  But if the global economy continues to decline, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Skinovation.

Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.  Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates

.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of their business judgment.  Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business plan and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.  We cannot assure you that we will be able to identify and merge with or acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders.  Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed to trade on any market.  We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all.  If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990.  The liquidity of penny stock is affected by specific disclosure procedures required by that Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.  This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors, such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals.  Management expects that prior personal and business relationships may lead to contacts with these various sources.

Our management will analyze the business opportunities; however, none of our management are professional business analysts.  (See Part III, Item 10, below.)  Our management has had limited experience with acquisitions of business opportunities and has not been involved with an initial public offering.  Due to management’s limited experience with these types of transactions, they may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our executive officers and directors.  They have other business interests to which they currently devote attention, which include their primary employment, and Ms. Ball holds management positions with another development stage reporting company seeking business opportunities.  (See Part III, Item 10, below.)   Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

A decision to participate in a specific business opportunity may be made upon our management’s analysis of:

•

the quality of the business opportunity’s management and personnel,

•

the anticipated acceptability of its new products or marketing concept,

•

the merit of its technological changes,

•

the perceived benefit that it will derive from becoming a publicly held entity, and

•

numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations.  This is commonly referred to as a “back door registration.”  A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise.  This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements.  Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report.  Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired, which will likely result in additional expense to that company.

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities.  Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.  We also will experience competition from other reporting development stage companies, many of which may have more funds available for such transactions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2008 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed to trade on any public market.

Holders and Dividends

We had 307 stockholders of record as of March 2, 2009.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

We are a development stage company that has not recorded revenues for the past two fiscal years.  At December 31, 2008, we had $155 in cash and had total liabilities of $68,826.  We will need to raise additional capital during the next twelve months to fund our basic operations.  Management intends to rely upon loans to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Management anticipates that the struggling global economy will restrict the number of business opportunities available to us and will restrict the cash available for such transactions.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

If we obtain a business opportunity, then it may be necessary to raise additional capital.  We likely will sell our common stock to raise this additional capital.  We anticipate that we will issue such stock pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Off-Balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SKINOVATION PHARMACEUTICAL, INC.

(A Development Stage Company)

Financial Statements

December 31, 2008 and 2007

CONTENTS

Report of Independent Registered Public Accounting Firm

9

Balance Sheets

10

Statements of Operations

11

Statements of Stockholders’ Deficit

 12

Statements of Cash Flows

13

Notes to the Financial Statements

14

[Logo]	CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC Certified Public Accountants Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com	Todd D. Chisholm Nephi J. Bierwolf Troy F. Nilson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and from inception on January 15, 1988 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years ended December 31, 2008 and 2007 and from inception on January 15, 1988 through December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill

Bountiful, Utah 84010

March 24, 2009

PCAOB Registered, Members of AICPA, CPCAF and UACPA
533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
ASSETS	2008	2007

CURRENT ASSETS

Cash	$155	$2,525
Total Current Assets	155	2,525

TOTAL ASSETS	$155	$2,525

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related Party	$-	$38,726
Accounts Payable	68,826	27,100
Total Current Liabilities	68,826	65,826

Total Liabilities	68,826	65,826

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 50,000,000 shares
authorized; 708,000 shares issued and outstanding	708	708

Additional Paid - in Capital	25,148	25,148

Deficit Accumulated During the Development Stage	(94,527)	(89,157)

Total Stockholders' Deficit	(68,671)	(63,301)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$155	$2,525

The accompanying notes are an integral part of the financial statements.

Skinovation Pharmaceutical, Inc.
(Development Stage Company)
Statements of Operations
			From
			Inception on
			January 15,
	For the Years Ended		1988 to
	December 31		Dec. 31,
	2008	2007	2008

REVENUES	$-	$-	$27,937

EXPENSES

General & Administrative	5,370	10,321	159,539

Total Expenses	5,370	10,321	159,539

NET LOSS FROM CONTINUING OPERATIONS	(5,370)	(10,321)	(131,602)

OTHER INCOME (EXPENSE)
Gain on disposal of operations	-	-	37,075

NET LOSS BEFORE TAXES	(5,370)	(10,321)	(94,527)

TAXES	-	-	-

NET LOSS	$(5,370)	$(10,321)	$(94,527)

Net Loss Per Share	$(0.01)	$(0.01)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on January 15, 1988 through December 31, 2008
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Balance, January 15, 1988	-	$-	$-	$-
Stock issued for cash at $.067	30,000	30	1,970	-
Net (loss) for the year ended December 31, 1988	-	-	-	(1,950)
Net (loss) for the year ended December 31, 1989	-	-	-	(10)
Net (loss) for the year ended December 31, 1990	-	-	-	(10)
Net (loss) for the year ended December 31, 1991	-	-	-	(10)
Stock issued for cash at $.033	270,000	270	8,730	-
Net (loss) for the year ended December 31, 1992	-	-	-	(9,757)
Net gain for the year ended December 31, 1993	-	-	-	737
Balance - December 31, 1993	300,000	300	10,700	(11,000)
Shares canceled (Note 4)	(206,632)	(207)	207	-
Net (loss) for the year ended December 31, 1994	-	-	-	-
Balance - December 31, 1994	93,368	93	10,907	(11,000)
Net (loss) for the year ended December 31, 1995	-	-	-	-
Balance - December 31, 1995	93,368	93	10,907	(11,000)
Net (loss) for the year ended December 31, 1996	-	-	-	(1,424)
Balance - December 31, 1996	93,368	93	10,907	(12,424)
Stock issued for services	6,632	7	126	-
Stock issued for debt satisfaction	5,000	5	1,418	-
Stock issued for cash	500,000	500	9,500	-
Stock offering costs	-	-	(7,000)	-
Net (loss) for the year ended December 31, 1997	-	-	-	(3,508)
Balance - December 31, 1997	605,000	605	14,951	(15,932)
Stock issued for services	48,000	48	4,752	-
Net (loss) for the year ended December 31, 1998	-	-	-	(19,000)
Balance - December 31, 1998	653,000	653	19,703	(34,932)
Net (loss) for the year ended December 31, 1999	-	-	-	(14,200)
Balance - December 31, 1999	653,000	653	19,703	(49,132)
Stock issued for services	55,000	55	5,445	-
Net (loss) for the year ended December 31, 2000	-	-	-	(5,500)
Balance - December 31, 2000	708,000	708	25,148	(54,632)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	708,000	708	25,148	(54,632)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	708,000	708	25,148	(59,632)
Net (loss) for the year ended December 31, 2003	-	-	-	-
Balance - December 31, 2003	708,000	708	25,148	(59,632)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,131)
Balance - December 31, 2004	708,000	708	25,148	(61,763)
Net (loss) for the year ended December 31, 2005	-	-	-	(7,048)
Balance - December 31, 2005	708,000	708	25,148	(68,811)
Net (loss) for the year ended December 31, 2006	-	-	-	(10,025)
Balance - December 31, 2006	708,000	708	25,148	(78,836)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,321)
Balance - December 31, 2007	708,000	708	25,148	(89,157)
Net (loss) for the year ended December 31, 2008	-	-	-	(5,370)
Balance - December 31, 2008	708,000	$708	$25,148	$(94,527)

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Statements of Cash Flows
			From
			Inception on
			January 15,
	For the years ended		1988 Through
	December 31,		December 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net Loss	$(5,370)	$(10,321)	$(94,527)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for debt repayment	-	-	1,424
Shares issued for services	-	-	10,433
Loss on disposal of PP&E	-	-	5,263
Changes in assets and liabilities:
Increase in Accounts Payable and Accrued Liabilities	3,000	12,500	68,826

Net Cash Provided (Used) by Operating Activities	(2,370)	2,179	(8,581)

Cash Flows from Investing Activities:
Cash paid for PP&E	-	-	(5,264)

Net Cash Provided (Used) in Investing Activities	-	-	(5,264)

Cash Flows from Financing Activities:
Cash paid for offering cost	-	-	(7,000)
Common stock issued for cash	-	-	21,000

Net cash Provided by Financing Activities	-	-	14,000

Increase (Decrease) in Cash	(2,370)	2,179	155
Cash and Cash Equivalents at Beginning of Period	2,525	346	-

Cash and Cash Equivalents at End of Period	$155	$2,525	$155

Supplemental Cash Flow Information:

Stock issued for debt repayment	$-	$-	$1,424
Stock issued for services	$-	$-	$10,433

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies

a.

      Organization

The Company was incorporated under the laws of the state of Nevada on January 15, 1988 as Data Financial Corporation.  The Company began operations when it became the recipient of a license to certain pharmaceutical products, it also changed its name to Skinovation Pharmaceutical, Inc.  In 1993, it was legally determined that the Company did not own the license it was operating under.  The Company was ordered to cease and desist operations.  Since that time the Company has been searching for a new business purpose.

b.

       Recognition of Revenue

The Company has adopted the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition In Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured

c.

Loss Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Loss Numerator	Shares Denominator	Per Share Amount
For the year ended December 31, 2008:
Basic EPS Loss to common stockholders	$ (5,370)	708,000	$ (0.01)
For the year ended December 31, 2007:
Basic EPS Loss to common stockholders	$ (10,321)	708,000	$ (0.01)

d.

      Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Skinovation Pharmaceutical, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.

Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling $94,527 that will be offset against future taxable income.  These NOL carryforwards began to expire in the year 2005.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account are as follows as December 31, 2008 and 2007:

	December 31,
	2008	2007
Deferred tax asset:
NOL carryforward	$32,139	$30,313
Valuation allowance	(32,139)	(30,313)
	$--	$--

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

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to their future use by the Company.

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

g.

Fair Value of Financial Instruments

 Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Skinovation Pharmaceutical, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

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

NOTE 5 - Related Party Transactions

During the years ended December 31, 2007, the Company incurred a total of $38,726 of professional fees payable to First Equity Holdings Corp.

Through May 26, 2008 an officer of the Company was an employee of First Equity Holdings Corp.  The relationship with First Equity Holdings Corp. ceased on that date.

Skinovation Pharmaceutical, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 6 - Recent Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (SFAS 159). SFAS 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. The adoption of SFAS 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after its adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for

Skinovation Pharmaceutical, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 6 - Recent Pronouncements (continued)

financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161), which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of FSP 142-3 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The adoption of SFAS 162 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after

Skinovation Pharmaceutical, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 6 - Recent Pronouncements (continued)

December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163). SFAS 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of SFAS 163 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1).  FSP EITF 03-6-1 mandates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of earnings per share  pursuant to the two-class method. This change will become effective for our fiscal year beginning November 2009, and requires retrospective application for all periods presented. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.  The adoption of EITF 07-5 is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting.   Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2008, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding management’s report on internal control over financial reporting.  The management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only the management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officer and their respective ages, positions and biographical information are presented below.  Our bylaws require three directors who serve for terms of one year or until they are replaced by a qualified director.  We currently have one vacancy on our board of directors.  Our executive officers are chosen by our board of directors and serve at its discretion.  There are no existing family relationships between or among any of our executive officers or directors.

Name	Age	Position Held	Director Term
Hugo Rodier, M.D.	56	Director and President	May 2008 until our next annual meeting.
M. Jeanne Ball	51	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

Hugo Rodier, M.D. –  From 2000 to the present Mr. Rodier has been a Medical Director with Pioneer Clinic located in Draper, Utah.  In addition, since 2002 he has been an adjunct professor of Family and Preventive Medicine and a member of the Utah School of Medicine Admissions Committee at the University of Utah.  He received his medical degree from the University of Utah School of Medicine in 1984.

M. Jeanne Ball –   Ms. Ball works as an independent contractor performing duties of a legal secretary for attorneys.  She is a director of Wings & Things, Inc., a development stage reporting company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.   Based upon our review of these forms, we believe that Dr. Rodier did not file a Form 3 for the year ended December 31, 2008.

Code of Ethics

Since we have only two persons serving as executive officers and directors and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with minimal operations and only two directors and executive officers.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Dr. Rodier, did not receive any compensation during the year ended December 31, 2008.  None of our named executive officers received any cash or non-cash compensation during the past three fiscal years and none had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 2, 2009.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Donald R. Mayer 655 East 4500 South, Suite 170 Salt Lake City, Utah 84107	250,000	35.3
National Financial Services Corporation 200 Liberty Street One World Financial Center New York, New York 10281	50,000	7.1
Arthur Candland 5295 S. 300 W., Suite 499 Murray, Utah 84107	44,000	6.2

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
M. Jeanne Ball	10,000	1.4
Directors and officers as a group	10,000	1.4

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the past two fiscal years we have not engaged in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Director Independence

None of our directors are independent directors as defined by Nasdaq Stock Market Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf, Nilson & Morrill, LLC, Certified

Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2007	2008
Audit fees	$ 2,064	$ 2,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

By:    /s/ Hugo Rodier

Hugo Rodier, President

Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hugo Rodier

Hugo Rodier

President, Principal Executive Officer,

Principal Financial and Accounting Officer and Director

Date: March 27, 2009

/s/ M. Jeanne Ball

M. Jeanne Ball

Secretary/Treasurer and Director

Date: March 27, 2009

25