Form 10-Q
period 2009-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2009-05-14
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of May 1, 2009 was 708,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4T.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of results to be expected for any subsequent period.

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

March 31, 2009

Skinovation Pharmaceutical Incorporated
(A Development Stage Company)
Balance Sheets
	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS

Cash	$65	$155
Total Current Assets	65	155

TOTAL ASSETS	$65	$155

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$71,183	$68,826
Total Current Liabilities	71,183	68,826

Total Liabilities	71,183	68,826

STOCKHOLDERS' DEFICIT

Preferred Stock, $.001 par value; 25,000,000 shares
authorized; 0 shares issued and outstanding	-	-

Common Stock, $.001 par value; 50,000,000 shares
authorized; 708,000 shares issued and outstanding	708	708

Additional Paid in Capital	25,148	25,148

Deficit Accumulated During the Development Stage	(96,974)	(94,527)

Total Stockholders' Deficit	(71,118)	(68,671)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65	$155

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
			From
			Inception on
	For the three months ended		January 15
			1988 to
	March 31,		March 31,
	2009	2008	2009

REVENUES	$-	$-	$27,937

EXPENSES
General & Administrative	2,447	1,388	161,986

TOTAL EXPENSES	2,447	1,388	161,986

NET LOSS FROM CONTINUING OPERATIONS	(2,447)	(1,388)	(134,049)

OTHER INCOME (EXPENSE)
Gain on disposal of operations	-	-	37,075

NET LOSS BEFORE TAXES	(2,447)	(1,388)	(96,974)

TAXES	-	-	-

NET LOSS	$(2,447)	$(1,388)	$(96,974)

NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING	708,000	708,000

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			January 15,
	For the three months ended		1988 Through
	March 31,		March 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net Loss	$(2,447)	$(1,388)	$(96,974)
Adjustments to reconcile net loss to cash
used by operating activities:
Shares issued for services	-	-	10,433
Shares issued for debt payment	-	-	1,424
Loss on disposal of PP&E	-	-	5,263
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	2,357	700	71,183

Net Cash Used by Operating Activities	(90)	(688)	(8,671)

Cash Flows from Investing Activities
Cash paid for PP&E	-	-	(5,264)

Net Cash Used by Investing Activities	-	-	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	-	-	(7,000)
Common stock issued for cash	-	-	21,000

Net Cash Provided by Financing Activities	-	-	14,000

Increase (Decrease) in Cash	(90)	(688)	65

Cash and Cash Equivalents at Beginning of Period	155	2,525	-

Cash and Cash Equivalents at End of Period	$65	$1,837	$65

Supplemental Cash Flow Information:

Stock issued for debt payment	$-	$-	$1,424
Stock issued for services	$-	$-	$10,433

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

March 31, 2009

GENERAL

Skinovation Pharmaceutical Incorporated (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2009 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in its Annual Report filed on the Form 10-K for the twelve months ended December 31, 2008.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and have not recorded revenues from operations for the past two fiscal years.  During the next twelve months our management intends to actively seek an operating company to acquire or merge with which may provide operating revenue.  Based on current regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger with or acquisition of a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of “going public.”  However, management believes the struggling global economy will restrict the number of business opportunities available to us and will restrict the cash available for such transactions.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.  If a merger or acquisition proves unsuccessful, then it is possible that we may decide not to pursue further merger/acquisition activities.

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

At March 31, 2009 we had cash of $65 and total liabilities of $71,183.  In the short term, we intend to rely on debt or equity transactions with third parties and/or related parties to provide operating capital.  We may repay this debt with cash, if available, or we may convert the debt into common stock.  We also may issue common stock in consideration for services rendered to us.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2009 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer	Date: May 11, 2009

9