Form 10-Q
period 2009-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2009-11-05
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 26, 2009 was 708,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4T.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2009, are not necessarily indicative of results to be expected for any subsequent period.

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

September 30, 2009

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

CURRENT ASSETS

Cash	$1,813	$155
Total Current Assets	1,813	155

TOTAL ASSETS	$1,813	$155

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$74,426	$68,826
Total Current Liabilities	74,426	68,826

Total Liabilities	74,426	68,826

STOCKHOLDERS' DEFICIT

Preferred Stock, $.001 par value; 25,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common Stock, $.001 par value; 50,000,000 shares
authorized; 708,000 shares issued and outstanding	708	708
Additional Paid in Capital	25,148	25,148
Deficit Accumulated During the Development Stage	(98,469)	(94,527)

Total Stockholders' Deficit	(72,613)	(68,671)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,813	$155

The accompanying notes are an integral part of these financial statements .

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From
					Inception on
	For the three months ended		For the nine months ended		January 15, 1988
	Sept. 30,		Sept. 30,		to Sept. 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$27,937

EXPENSES
General & Administrative	747	1,597	3,942	4,923	163,481

TOTAL EXPENSES	747	1,597	3,942	4,923	163,481

NET LOSS FROM CONTINUING
OPERATIONS	(747)	(1,597)	(3,942)	(4,923)	(135,544)

OTHER INCOME (EXPENSE)
Gain on disposal of operations	-	-	-	-	37,075

NET LOSS BEFORE TAXES	(747)	(1,597)	(3,942)	(4,923)	(98,469)

TAXES	-	-	-	-	-

NET LOSS	$(747)	$(1,597)	$(3,942)	$(4,923)	$(98,469)

NET LOSS PER SHARE	$-	$-	$(0.01)	$(0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			January 15,
	For the nine months ended		1988
	September 30,		Through
	2009	2008	Sept. 30, 2009

Cash Flows from Operating Activities
Net Loss	$(3,942)	$(4,923)	$(98,469)
Adjustments to reconcile net loss to cash provided
(used) by operating activities:
Shares issued for services	-	-	10,433
Shares issued for debt payment	-	-	1,424
Loss on disposal of PP&E	-	-	5,263
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	5,600	2,800	74,426

Net Cash Provided (Used) by Operating Activities	1,658	(2,123)	(6,923)

Cash Flows from Investing Activities
Cash paid for PP&E	-	-	(5,264)

Net Cash Provided (Used) by Investing Activities	-	-	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	-	-	(7,000)
Common stock issued for cash	-	-	21,000

Net Cash Provided (Used) by Financing Activities	-	-	14,000

Increase (Decrease) in Cash	1,658	(2,123)	1,813

Cash and Cash Equivalents at Beginning of Period	155	2,525	-

Cash and Cash Equivalents at End of Period	$1,813	$402	1,813

Supplemental Cash Flow Information:

Stock issued for debt payment	$-	$-	$1,424
Stock issued for services	$-	$-	$10,433
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

September 30, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the nine-months ended September 30, 2009 are not necessarily indicative of the results to be expected for year ending December 31, 2009.

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

At September 30, 2009 we had cash of $1,813 and total liabilities of $74,426.  In the short term, we intend to rely on debt or equity transactions with third parties and/or related parties to provide operating capital.  We may repay this debt with cash, if available, or we may convert the debt into common stock.  We also may issue common stock in consideration for services rendered to us.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2009 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer	Date: October 29, 2009