Form 10-K
period 2009-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2010-03-24
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]   No [   ]

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of February 23, 2010, was 708,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 2.  Properties

6

Item 3.  Legal Proceedings

6

Item 4.  [Reserved]

6

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

              and Issuer Purchases of Equity Securities

6

Item 6.  Selected Financial Data

6

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations           7

Item 8.  Financial Statements and Supplementary Data

 8

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        21

Item 9A(T).  Controls and Procedures

21

Item 9B.  Other Information

21

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

22

Item 11.  Executive Compensation

23

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                 and Related Stockholder Matters

23

Item 13.  Certain Relationships and Related Transactions, and Director Independence

24

Item 14.  Principal Accounting Fees and Services

24

PART IV

Item 15.  Exhibits, Financial Statement Schedules

25

Signatures

26

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

ITEM 4.  [Reserved]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On August 21, 2009, we received notification from the Financial Industry Regulatory Authority (“FINRA”) that our common stock was cleared for listing on the OTC Bulletin Board under the symbol “SKIN”.  As of the date of this filing there has not been any trading activity in our common stock.

Our shares of common stock are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders and Dividends

We had 306 stockholders of record of our common stock as of February 23, 2010.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage company that has not recorded revenues for the past two fiscal years.  At December 31, 2009, we had $1,066 in cash and had total liabilities of $74,426.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

During the next 12 months we anticipate incurring costs related to the filing of Exchange Act reports, and we may incur costs related to investigating, analyzing and consummating an acquisition.  We believe we will be able to meet these costs through funds provided by management and significant stockholders.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business opportunity will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management anticipates that the struggling global economy will restrict the number of business opportunities available to us and will restrict the cash available for such transactions.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

If we obtain a business opportunity, then it may be necessary to raise additional capital.  We likely will sell our common stock to raise this additional capital.  We anticipate that we would issue such stock pursuant to exemptions to the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SKINOVATION PHARMACEUTICAL, INC.

(A Development Stage Company)

Financial Statements

December 31, 2009 and 2008

INDEX

Report of Independent Registered Public Accounting Firm

9

Balance Sheets

10

Statements of Operations

11

Statements of Stockholders’ Deficit

 12

Statements of Cash Flows

13

Notes to the Financial Statements

14

LOGO	CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC Certified Public Accountants Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com	Todd D. Chisholm Nephi J. Bierwolf Troy F. Nilson Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and from inception on January 15, 1988 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years ended December 31, 2009 and 2008 and from inception on January 15, 1988 through December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill

Bountiful, Utah 84010

March 15, 2010

PCAOB Registered, Members of AICPA, CPCAF and UACPA
533 West 2600 South, Suite 25 • Bountiful, Utah 84010	12 South Main, Suite 208, Layton, Utah 84041

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Balance Sheets
	December 31,
ASSETS	2009	2008

CURRENT ASSETS
Cash	$ 1,066	$ 155
Total Current Assets	1,066	155

TOTAL ASSETS	$ 1,066	$ 155

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$ 74,426	$ 68,826
Total Current Liabilities	74,426	68,826
Total Liabilities	74,426	68,826
STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 25,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common Stock, $.001 par value; 50,000,000 shares
authorized; 708,000 shares issued and outstanding	708	708
Additional Paid - in Capital	25,148	25,148
Deficit Accumulated During the Development Stage	(99,216)	(94,527)
Total Stockholders' Deficit	(73,360)	(68,671)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,066	$ 155

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical, Inc.
(Development Stage Company)
Statements of Operations
			From
			Inception on
	For the Years Ended		January 15,
	December 31		1988 to Dec. 31,
	2009	2008	2009

REVENUES	$ -	$ -	$ 27,937

EXPENSES
General & Administrative	4,689	5,370	164,228
Total Expenses	4,689	5,370	164,228

NET LOSS FROM CONTINUING OPERATIONS	(4,689)	(5,370)	(136,291)

OTHER INCOME (EXPENSE)
Gain on disposal of operations	-	-	37,075

NET LOSS BEFORE TAXES	(4,689)	(5,370)	(99,216)
TAXES	-	-	-

NET LOSS	$ (4,689)	$ (5,370)	$ (99,216)

Net Loss Per Share	$ (0.01)	$ (0.01)
Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on January 15, 1988 through December 31, 2009
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Balance, January 15, 1988	-	$-	$-	$-
Stock issued for cash at $.067	30,000	30	1,970	-
Net (loss) for the year ended December 31, 1988	-	-	-	(1,950)
Net (loss) for the year ended December 31, 1989	-	-	-	(10)
Net (loss) for the year ended December 31, 1990	-	-	-	(10)
Net (loss) for the year ended December 31, 1991	-	-	-	(10)
Stock issued for cash at $.033	270,000	270	8,730	-
Net (loss) for the year ended December 31, 1992	-	-	-	(9,757)
Net gain for the year ended December 31, 1993	-	-	-	737
Balance - December 31, 1993	300,000	300	10,700	(11,000)
Shares canceled (Note 4)	(206,632)	(207)	207	-
Net (loss) for the year ended December 31, 1994	-	-	-	-
Balance - December 31, 1994	93,368	93	10,907	(11,000)
Net (loss) for the year ended December 31, 1995	-	-	-	-
Balance - December 31, 1995	93,368	93	10,907	(11,000)
Net (loss) for the year ended December 31, 1996	-	-	-	(1,424)
Balance - December 31, 1996	93,368	93	10,907	(12,424)
Stock issued for services	6,632	7	126	-
Stock issued for debt satisfaction	5,000	5	1,418	-
Stock issued for cash	500,000	500	9,500	-
Stock offering costs	-	-	(7,000)	-
Net (loss) for the year ended December 31, 1997	-	-	-	(3,508)
Balance - December 31, 1997	605,000	605	14,951	(15,932)
Stock issued for services	48,000	48	4,752	-
Net (loss) for the year ended December 31, 1998	-	-	-	(19,000)
Balance - December 31, 1998	653,000	653	19,703	(34,932)
Net (loss) for the year ended December 31, 1999	-	-	-	(14,200)
Balance - December 31, 1999	653,000	653	19,703	(49,132)
Stock issued for services	55,000	55	5,445	-
Net (loss) for the year ended December 31, 2000	-	-	-	(5,500)
Balance - December 31, 2000	708,000	708	25,148	(54,632)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	708,000	708	25,148	(54,632)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	708,000	708	25,148	(59,632)
Net (loss) for the year ended December 31, 2003	-	-	-	-
Balance - December 31, 2003	708,000	708	25,148	(59,632)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,131)
Balance - December 31, 2004	708,000	708	25,148	(61,763)
Net (loss) for the year ended December 31, 2005	-	-	-	(7,048)
Balance - December 31, 2005	708,000	708	25,148	(68,811)
Net (loss) for the year ended December 31, 2006	-	-	-	(10,025)
Balance - December 31, 2006	708,000	708	25,148	(78,836)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,321)
Balance - December 31, 2007	708,000	708	25,148	(89,157)
Net (loss) for the year ended December 31, 2008	-	-	-	(5,370)
Balance - December 31, 2008	708,000	708	25,148	(94,527)
Net (loss) for the year ended December 31, 2009	-	-	-	(4,689)
Balance – December 31, 2009	708,000	$708	$25,148	$(99,216)

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical, Inc.
(A Development Stage Company)
Statements of Cash Flows
			From
			Inception on
			January 15,
	For the years ended		1988 Through
	December 31,		December 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net Loss	$ (4,689)	$ (5,370)	$ (99,216)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for debt repayment	-	-	1,424
Shares issued for services	-	-	10,433
Loss on disposal of PP&E	-	-	5,263
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	5,600	3,000	74,426
Net Cash Provided (Used) by Operating Activities	911	(2,370)	(7,670)

Cash Flows from Investing Activities:
Cash paid for PP&E	-	-	(5,264)
Net Cash Provided (Used) in Investing Activities	-	-	(5,264)

Cash Flows from Financing Activities:
Cash paid for offering cost	-	-	(7,000)
Common stock issued for cash	-	-	21,000
Net cash Provided by Financing Activities	-	-	14,000

Increase (Decrease) in Cash	911	(2,370)	1,066
Cash and Cash Equivalents at Beginning of Period	155	2,525	-
Cash and Cash Equivalents at End of Period	$ 1,066	$ 155	$ 1,066

Supplemental Cash Flow Information:
Stock issued for debt repayment	$ -	$ -	$ 1,424
Stock issued for services	$ -	$ -	$ 10,433
Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 1 - Summary of Significant Accounting Policies

a.

       Organization and Summary of Significant Accounting Policies

             The Company was incorporated under the laws of the state of Nevada on January 15, 1988 as Data Financial Corporation.  The Company began operations when it became the recipient of a license to certain pharmaceutical products and it also changed its name to Skinovation Pharmaceutical, Inc.  In 1993, it was legally determined that the Company did not own the license it was operating under.  The Company was ordered to cease and desist operations.  Since that time the Company has been developing a business plan, raising capital, keeping its SEC filings current and maintaining other limited operations.

b.

      Recognition of Revenue

The Company has adopted FASB ASC 605 which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  FASB ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

c.

       Loss Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	For the Years Ended December 31,
	2009	2008
Net Loss	$ (4,689)	$ (5,370)
Weighted Average Number of Shares Outstanding	708,000	708,000
Basic Loss per Common Share	$ (0.01)	$ (0.01)

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

Skinovation Pharmaceutical, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 1 - Summary of Significant Accounting Policies (continued)

f.          Subsequent Events

 The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

NOTE 2 - Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2009	2008
Deferred tax asset:
Net operating loss carryforward	$ 33,733	$ 32,139
Valuation allowance	(33,733)	(32,139)
	$ -	$ -

Skinovation Pharmaceutical, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 2 - Income Taxes (Continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2009	2008
Current Federal tax	$ -	$ -
Current State tax	-	-
Change in NOL benefit	1,594	1,826
Change in valuation allowance	(1,594)	(1,826)
	$ -	$ -

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 99,216 and $ 94,527 as of December 31, 2009 and December 31, 2008, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2009	2008
Beginning Balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending Balance	$ -	$ -

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2008, 2007 and 2006.

Skinovation Pharmaceutical, Inc.

 (A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 3 - Going Concern

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

NOTE 4 -   Development Stage Company

The Company is a development stage company as defined in FASB ASC 915.  It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

NOTE 5 - Stock Transactions

On January 3, 1992, the Company=s Board of Directors authorized a 3 shares for 1 share forward stock split, and on January 13, 1997 the Board authorized a 1 for 100 reverse split.  The Company=s financial statements have been retroactively restated to show the effects of the stock splits.

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

There was no stock issued during 2008 and 2009.

NOTE 6 - Related Party Transactions

During the years ended December 31, 2007, the Company incurred a total of $38,726 of professional fees payable to First Equity Holdings Corp.

Through May 26 2008 an officer of the Company was an employee of First Equity Holdings. The relationship with First Equity Holdings ceased on that date.

There were no related party transactions during the year ended December 31, 2009.

Skinovation Pharmaceutical, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 7 – Fair Value of Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

-

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

NOTE 8 - Recent Pronouncements

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161), which is effective January 1, 2009.  FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format.  This standard is not currently applicable to the Company since it does not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which provides the framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB ASC 470 “Debt” formerly referenced as FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.  FASB ASC 470 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”  FASB ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 470 is not expected to have a material impact on our financial position, results of operations or cash flows.

Skinovation Pharmaceutical, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 8 - Recent Pronouncements (Continued)

In May 2008, the FASB issued FASB ASC 944, formerly referenced as SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”.   FASB ASC 944 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of FASB ASC 944 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1).  FSP EITF 03-6-1 mandates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of earnings per share  pursuant to the two-class method. This change will become effective for our fiscal year beginning January 2009, and requires retrospective application for all periods presented. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted.  The adoption of EITF 07-5 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009 an update was made to the FASB ASC 820, “Fair Value Measurements and Disclosures”, that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This update is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, an update was made to FASB ASC 825, “Financial Instruments”, which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This update is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Skinovation Pharmaceutical, Inc.

  (A Development Stage Company)

Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 8 - Recent Pronouncements (Continued)

In June 2009, the FASB issued FASB ASC 105, “The FASB Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the Securities and exchange Commission.  The Codification became effective for interim and annual periods ending after September 15, 2009.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the Company’s financial statements.

On May 28, 2009 the FASB announced the issuance of FASB ASC 855, “Subsequent Events”, formerly referenced as SFAS No. 165, Subsequent Events.  FASB ASC 855 should not result in significant changes in the subsequent events that an entity reports.  Rather, FASB ASC 855 introduces the concept of financial statements being available to be issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU.  The guidance provided in this ASU is effective for the first reporting period beginning after issuance.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued ASU No. 2009-13” Revenue recognition-Multiple deliverable revenue arrangements”.  The ASU provides amendments to the criteria in Revenue recognition - Multiple deliverable revenue arrangements for separating consideration in multiple revenue arrangements.  The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable.  Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant.  The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

None of the above new pronouncements have current application to the Company, but may be applicable to the Company's future financial reporting.

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

For the year ended December 31, 2009, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Hugo Rodier, M.D.	57	Director and President	May 2008 until our next annual meeting.
M. Jeanne Ball	52	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

Hugo Rodier, M.D. –  From 2000 to the present Mr. Rodier has been a Medical Director with Pioneer Comprehensive Clinic located in Draper, Utah.  In addition, since 2002 he has been an adjunct professor of Family and Preventive Medicine and a member of the Utah School of Medicine Admissions Committee at the University of Utah.  He received his medical degree from the University of Utah, School of Medicine.

He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

M. Jeanne Ball –   Ms. Ball works as an independent contractor performing duties of a legal assistant for attorneys.

She currently serves as a director of Wings & Things, Inc., a company that has a class of securities registered with the SEC pursuant to Section 12.

She has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2009.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Dr. Rodier, did not receive any compensation from us during the year ended December 31, 2009.  None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock.  We have not issued any shares of preferred stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of February 23, 2010.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Donald R. Mayer 6 East North Lane Sandy, Utah 84092	250,000	35.3

CERTAIN BENEFICIAL OWNERS (continued)
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
National Financial Services Corporation 200 Liberty Street One World Financial Center New York, New York 10281	50,000	7.1
Arthur Candland 5295 S. 300 W., Suite 499 Murray, Utah 84107	44,000	6.2

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
M. Jeanne Ball	10,000	1.4
Directors and officers as a group	10,000	1.4

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the past two fiscal years we have not engaged in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Director Independence

None of our directors are independent directors as defined by NASDAQ Stock Market Rule 4200(a)(15).  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

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

	2008	2009
Audit fees	$ 2,400	$ 3,800
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Skinovation Pharmaceutical Incorporated are included in this report under Item 8 on pages 8 through 20.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following documents have been filed as part of this report.

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

By:   _/s/Hugo Rodier

Hugo Rodier, President

Date: March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date: March 19, 2010

By:      /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: March 19, 2010

26