Form 10-Q
period 2010-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2010-05-17
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of May 3, 2010 was 708,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4T.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended March 31, 2010, are not necessarily indicative of results to be expected for any subsequent period.

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

March 31, 2010

Skinovation Pharmaceutical Incorporated
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$ 1,951	$ 1,066
Total Current Assets	1,951	1,066

TOTAL ASSETS	$ 1,951	$ 1,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$ 78,622	$ 74,426
Total Current Liabilities	78,622	74,426

Total Liabilities	78,622	74,426

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 25,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common Stock, $.001 par value; 50,000,000 shares
authorized; 708,000 shares issued and outstanding	708	708
Additional Paid in Capital	25,148	25,148
Deficit Accumulated During the Development Stage	(102,527)	(99,216)

Total Stockholders' Deficit	(76,671)	(73,360)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,951	$ 1,066

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception on
	For the three months ended March 31,		January 15, 1988
	2010	2009	to March 31, 2010

REVENUES	$ -	$ -	$ 27,937

EXPENSES
General & Administrative	3,311	2,447	167,539

TOTAL EXPENSES	3,311	2,447	167,539

NET LOSS FROM CONTINUING OPERATIONS	(3,311)	(2,447)	(139,602)

OTHER INCOME (EXPENSE)
Gain on disposal of operations	-	-	37,075

NET LOSS BEFORE TAXES	(3,311)	(2,447)	(102,527)

TAXES	-	-	-

NET LOSS	$ (3,311)	$ (2,447)	$ (102,527)

Net Loss Per Share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception on
	For the three months ended		January 15, 1988
	March 31,		Through
	2010	2009	March 31, 2010

Cash Flows from Operating Activities
Net Loss	$ (3,311)	$ (2,447)	$ (102,527)
Adjustments to reconcile net loss to cash
used by operating activities:
Shares issued for services	-	-	10,433
Shares issued for debt payment	-	-	1,424
Loss on disposal of PP&E	-	-	5,263
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	4,196	2,357	78,622

Net Cash Used by Operating Activities	885	(90)	(6,785)

Cash Flows from Investing Activities
Cash paid for PP&E	-	-	(5,264)

Net Cash Used by Investing Activities	-	-	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	-	-	(7,000)
Common stock issued for cash	-	-	21,000

Net Cash Provided Used by Financing Activities	-	-	14,000

Increase (Decrease) in Cash	885	(90)	1,951

Cash and Cash Equivalents at Beginning of Period	1,066	155	-

Cash and Cash Equivalents at End of Period	$ 1,951	$ 65	$ 1,951

Supplemental Cash Flow Information:

Stock issued for debt payment	$ -	$ -	$ 1,424
Stock issued for services	$ -	$ -	$ 10,433

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

March 31, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for year ending December 31, 2010.

In this report references to “Skinovation,” “we,” “us,” and “our” refer to Skinovation Pharmaceutical Incorporated.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,”  “expect,” “believe,” “intend,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Financial Condition

We are a development stage company and have not recorded revenues for the past two fiscal years.  At March 31, 2010, we had $1,951 in cash and had total liabilities of $78,622 and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the first quarter of our 2010 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer	Date: May 13, 2010

9