Form 10-Q
period 2010-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2010-08-12
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of July 28, 2010 was 708,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2010, are not necessarily indicative of results to be expected for any subsequent period.

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

June 30, 2010

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Balance Sheets

	JUN 30, 2010	DEC 31, 2009
	(Unaudited)
ASSETS

Current Assets
Cash	$5,008	$1,066
Total Current Assets	5,008	1,066
Total Assets	$5,008	$1,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$82,926	$74,426
Total Current Liabilities	82,926	74,426
Total Liabilities	82,926	74,426
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(103,774)	(99,216)
Total Stockholders' Deficit	(77,918)	(73,360)
Total Liabilities and Stockholders' Deficit	$5,008	$1,066

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Operations

(Unaudited)

	THREE MONTHS ENDED JUN 30, 2010	THREE MONTHS ENDED JUN 30, 2009	SIX MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2009	FROM INCEPTION ON JAN 15, 1988 TO JUN 30, 2010

Revenues	$--	$--	$--	$--	$27,937

Expenses
General and administrative	1,247	748	4,558	3,195	168,786
Total expenses	1,247	748	4,558	3,195	168,786

Net loss from continuing operations	(1,247)	(748)	(4,558)	(3,195)	(140,849)

Other Income (Expense)
Gain on disposal of operations	--	--	--	--	37.075

Net loss before taxes	(1,247)	(748)	(4,558)	(3,195)	(103.774)
Taxes	--	--	--	--	--

Net loss	$(1,247)	$(748)	$(4,558)	$(3,195)	$(103,774)

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2009	FROM INCEPTION ON JAN 15, 1988 TO JUN 30, 2010

Cash Flows from Operating Activities
Net loss	$(4,558)	$(3,195)	$(103,774)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services	--	--	10,433
Shares issued for debt payment	--	--	1,424
Loss on disposal of property, plant and equipment	--	--	5,263
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	8,500	5,600	82,926
Net cash used by operating activities	3,942	2,405	(3,728)

Cash Flows from Investing Activities
Cash paid for property, plant and equipment	--	--	(5,264)
Net cash used by investing activities	--	--	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	--	--	(7,000)
Common stock issued for cash	--	--	21,000
Net cash provided by financing activities	--	--	14,000

Increase (decrease) in cash	3,942	2,405	5,008

Cash and cash equivalents at beginning of period	1,066	155	--

Cash and cash equivalents at end of period	$5,008	$2,560	$5,008

Supplemental Cash Flow Information:
Stock issued for debt payment	$--	$--	$1,424
Stock issued for services	$--	$--	$10,433

Cash Paid For:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

June 30, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity.  Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise.  We have very limited sources of capital and we probably will only be able to take advantage of one business opportunity.  As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

Financial Condition

We are a development stage company and have not recorded revenues for the past two fiscal years.  At June 30, 2010, we had $5,008 in cash and had total liabilities of $82,926 and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In the event we merge with or acquire such a company, we will be subject to numerous risks inherent in the business and operations of a financially unstable and early stage or potential emerging growth company.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2010 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer	Date: August 12, 2010

9