Form 10-Q
period 2010-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2010-11-08
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 26, 2010 was 708,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Condensed Balance Sheets

3

Condensed Statements of Operations

4

Condensed Statements of Cash Flows

5

Condensed Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2010, are not necessarily indicative of results to be expected for any subsequent period.

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

September 30, 2010

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	SEP 30, 2010	DEC 31, 2009

ASSETS

Current Assets
Cash	$3,661	$1,066
Total Current Assets	3,661	1,066
Total Assets	$3,661	$1,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$82,326	$74,426
Total Current Liabilities	82,326	74,426
Total Liabilities	82,326	74,426
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(104,521)	(99,216)
Total Stockholders' Deficit	(78,665)	(73,360)
Total Liabilities and Stockholders' Deficit	$3,661	$1,066

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED SEP 30, 2010	THREE MONTHS ENDED SEP 30, 2009	NINE MONTHS ENDED SEP 30, 2010	NINE MONTHS ENDED SEP 30, 2009	FROM INCEPTION ON JAN 15, 1988 TO SEP 30, 2010

REVENUES	$--	$--	$--	$--	$27,937

EXPENSES
General and administrative	747	747	5,305	3,942	169,533
TOTAL EXPENSES	747	747	5,305	3,942	169,533

Net operating loss before other expense	(747)	(747)	(5,305)	(3,942)	(141,596)

OTHER INCOME (EXPENSE)	--	--	--	--	--

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(747)	(747)	(5,305)	(3,942)	(141,596)

INCOME TAXES	--	--	--	--	--

LOSS FROM CONTINUING OPERATIONS	(747)	(747)	(5,305)	(3,942)	(141,596)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	--	--	--	--	37,075

NET LOSS	$(747)	$(747)	$(5,305)	$(3,942)	$(104,521)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	NINE MONTHS ENDED SEP 30, 2010	NINE MONTHS ENDED SEP 30, 2009	FROM INCEPTION ON JAN 15, 1988 TO SEP 30, 2010

Cash Flows from Operating Activities
Net loss	$(5,305)	$(3,942)	$(104,521)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services	--	--	10,433
Shares issued for debt payment	--	--	1,424
Loss on disposal of property, plant and equipment	--	--	5,263
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	7,900	5,600	82,326
Net cash used by operating activities	2,595	1,658	(5,075)

Cash Flows from Investing Activities
Cash paid for property, plant and equipment	--	--	(5,264)
Net cash used by investing activities	--	--	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	--	--	(7,000)
Common stock issued for cash	--	--	21,000
Net cash provided by financing activities	--	--	14,000

Increase (decrease) in cash	2,595	1,658	3,661

Cash and cash equivalents at beginning of period	1,066	155	--

Cash and cash equivalents at end of period	$3,661	$1,813	$3,661

Supplemental Cash Flow Information:
Stock issued for debt payment	$--	$--	$1,424
Stock issued for services	$--	$--	$10,433

Cash Paid For:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2010

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements as reported in its Form 10-K.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year ended December 31, 2010.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities.  Its activities have been limited for the past several years and it is dependent upon financing to continue operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to acquire or merge with other operating companies.

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

Financial Condition

We are a development stage company and have not recorded revenues for the past two fiscal years.  At September 30, 2010, we had $3,661 in cash and had total liabilities of $82,326 and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow our management to make timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, is responsible to evaluate the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Accordingly, our President has concluded that the lack of an adequate control environment constituted a deficiency in our disclosure controls and procedures.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2010 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 8, 2010	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

9