Form 10-K
period 2010-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2011-03-21
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

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

The number of shares outstanding of the registrant’s common stock as of March 1, 2011, was 708,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

 8

Item 2.  Properties

8

Item 3.  Legal Proceedings

9

Item 4.  [Reserved]

9

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

              and Issuer Purchases of Equity Securities

9

Item 6.  Selected Financial Data

9

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations         10

Item 8.  Financial Statements and Supplementary Data

11

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        20

Item 9A.  Controls and Procedures

20

Item 9B.  Other Information

20

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

Item 14.  Principal Accounting Fees and Services

23

PART IV

Item 15.  Exhibits, Financial Statement Schedules

24

Signatures

25

In this annual report references to “Skinovation,” “we,” “us,” “our” and “the Company” refer to Skinovation Pharmaceutical Incorporated.

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

Our Business Plan

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

The current economy creates more challenges for the success of our business plan.  With the general lack of investor confidence and the uncertainty related to the future global economy, management believes that equity investments and transactions may be less attractive then they have been in the past.  However, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”  But if the global economy fails to recover, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Skinovation.

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

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of their business judgment.  Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no operating business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.  We cannot assure you that we will be able to identify and merge with or acquire any business opportunity which will ultimately prove to be beneficial to Skinovation and our stockholders.  Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is cleared to be listed to trade on the OTC Bulletin Board, however, there is no public trading on any market.  We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all.  If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990.  The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.  This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to our management.  This due diligence review may be conducted either by our management or by unaffiliated third parties we may engage.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination.  We anticipate that we will rely upon funds provided by advances and/or loans from management and significant stockholders to conduct investigation and analysis of any potential target companies or businesses.  We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other persons associated with the target business seeking our participation.

Our management will analyze the business opportunities; however, none of our management are professional business analysts.  (See Part III, Item 10, below.)  Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering.  Due to management’s limited experience with mergers and acquisitions, they may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

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

We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in that circumstance retain 20% or less of the total issued and outstanding shares of the surviving entity.  Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This could result in substantial additional dilution to the equity of those persons who were our stockholders prior to such reorganization.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders.  In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to the Company.  Also, substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $300,000 or more.  These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us, and accordingly, may also present a conflict of interest for such individuals.  We have no present arrangements or understandings respecting any of these types of fees or opportunities and we have not adopted any procedures or policies for the review, approval or ratification of related party transactions.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation might not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations.  This is commonly referred to as a “back door registration.”  A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise.  This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements.  This regulation may eliminate many of the perceived advantages of these types of transactions.   Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report.

Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

In addition, regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for the Company to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by “back door” registrations.

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

Effect of Existing or Probable Governmental Regulations on Business

The SEC is currently formulating rules and regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act that became effective July 21, 2010.  This Act has changed legal requirements for the purchase and sale of securities and has authorized the SEC to propose new regulations to satisfy the requirements of this Act.  As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

We are subject to the Sarbanes-Oxley Act of 2002.  This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

We are subject to the Exchange Act of 1934 and are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.  We are also subject to Section 14(a) of the Exchange Act which requires the Company to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to our stockholders at a special or annual meeting of stockholders or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

If we are acquired by a “non-reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the SEC that will require us to file a Current Report on Form 8-K that will include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

Our securities are subject to open market trading restrictions because we are a shell company.  Under subparagraph (i) of Rule 144, no sales of “restricted securities” issued by the Company while we are a shell company can be publicly sold for at least one year from the date when we file the Form 10 information about any acquisition, reorganization or merger that results in the Company no longer being considered a shell company.   We will also be prohibited from utilizing Form S-8 for the registration of our securities until we have not been a shell company for at least 60 days.

Research and Development and Environmental Compliance

During the year ended December 31, 2010, we have not spent any funds on research and development.  Nor have we recognized any costs related to compliance with environmental laws.

Employees

We currently have no employees.  Our management expects to confer with consultants, attorneys and accountants as necessary.  We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.  We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 1A.  RISK FACTORS

We have minimal assets and no source of revenue.

We have minimal assets and have had no revenues since inception.  We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger.  We can provide no assurance that any selected or acquired business will produce any material revenues for the Company or our stockholders, or that any such business will operate on a profitable basis.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company.  This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company or ever.

There can be no assurance that we will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms.  At the date of this filing, we have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity.  No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction.  Our common stock is cleared for listing on the OTC Bulletin Board, but is not trading as of the date of this report.  Accordingly, there is no public trading market for our common stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.  Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold in open market transactions until one year after:

(i)   the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and

(ii)   the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

ITEM 2.  PROPERTIES

We do not currently own or lease any property.  Until we pursue a viable business opportunity and recognize income we will not seek office space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

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

Holders and Dividends

We had 306 stockholders of record of our common stock as of March 1, 2011.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At December 31, 2010, we had $1,122 cash and had total liabilities of $81,201.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

We anticipate that the selection of a business opportunity will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of securities.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  We intend to obtain capital from management, significant stockholders and third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.  The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

At December 31, 2010, our cash increased to $1,122 from $1,066 at December 31, 2009.  Our total liabilities also increased from $74,426 for 2009 to $81,201 for 2010.  The total liabilities primarily represent advances from and accounts payable to third parties.  We did not record revenues in either year.  General and administrative expense increased from $4,689 for 2009 to $6,719 for 2010 and reflects increased reporting costs.  Accordingly, our net loss increased from 2009 to 2010.

Commitments

The Company has recorded $80,926 in current liabilities for services received, as well as cash advances received from unrelated parties.  Management intended to issue common stock to convert the amount owed to these third parties; however, it was subsequently determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties have agreed that these liabilities will be treated as loans effective January 1, 2011.  The loans are non-collateralized, carry interest at 8% and are due on demand.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

December 31, 2010 and 2009

INDEX

Report of Independent Registered Public Accounting Firm

12

Balance Sheets

13

Statements of Operations

14

Statements of Stockholders’ Equity

 15

Statements of Cash Flows

16

Notes to the Financial Statements

17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Skinovation Pharmaceutical Incorporated

I have audited the accompanying balance sheets of Skinovation Pharmaceutical Incorporated as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010.  Skinovation Pharmaceutical Incorporated’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audits.  The financial statements of Skinovation Pharmaceutical Incorporated for the period from inception on January 15, 1988 through December 31, 2008 were audited by other auditors whose report, dated March 24, 2009, on those statements included an explanatory paragraph that described conditions which raised substantial doubt about the ability of the company to continue as a going concern.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical Incorporated as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the financial statements, the company has current liabilities in excess of current assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael J. Larsen

Michael J. Larsen

Salt Lake City, Utah

March 11, 2011

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Balance Sheets

	DEC 31, 2010	DEC 31, 2009

ASSETS
Current Assets
Cash	$1,122	$1,066
Total Current Assets	1,122	1,066
Total Assets	$1,122	$1,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$39,001	$38,726
Advances	42,200	$35,700
Total Current Liabilities	81,201	74,426
Total Liabilities	81,201	74,426
Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(105,935)	(99,216)
Total Stockholders' Equity	(80,079)	(73,360)
Total Liabilities and Stockholders' Equity	$1,122	$1,066

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2010	FOR THE YEAR ENDED DEC 31, 2009	FROM INCEPTION ON JAN 15, 1988 TO DEC 31, 2010

REVENUES	$0	$0	$0

EXPENSES
General and administrative	6,719	4,689	94,935
TOTAL EXPENSES	6,719	4,689	94,935

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,719)	(4,689)	(94,935)

INCOME TAXES	0	0	0

LOSS FROM CONTINUING OPERATIONS	(6,719)	(4,689)	(94,935)

DISCONTINUED OPERATIONS
Loss from discontinued operations	0	0	11,000

NET LOSS	$(6,719)	$(4,689)	$(105,935)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception on January 15, 1988 through December 31, 2010
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Balance, January 15, 1988	-	$-	$-	$-
Stock issued for cash at $.067 per share	30,000	30	1,970	-
Stock issued for cash at $.033 per share	270,000	270	8,730	-
Net (loss) for the period from inception through December 31, 1993	-	-	-	(11,000)
Balance - December 31, 1993	300,000	300	10,700	(11,000)
Shares canceled	(206,632)	(207)	207	-
Net (loss) for the year ended December 31, 1994	-	-	-	-
Balance - December 31, 1994	93,368	93	10,907	(11,000)
Net (loss) for the year ended December 31, 1995	-	-	-	-
Balance - December 31, 1995	93,368	93	10,907	(11,000)
Net (loss) for the year ended December 31, 1996	-	-	-	(1,424)
Balance - December 31, 1996	93,368	93	10,907	(12,424)
Stock issued for services at $.02 per share	6,632	7	126	-
Stock issued for expenses at $.285 per share	5,000	5	1,418	-
Stock issued for cash at $0.02 per share	500,000	500	9,500	-
Stock offering costs	-	-	(7,000)	-
Net (loss) for the year ended December 31, 1997	-	-	-	(3,508)
Balance - December 31, 1997	605,000	605	14,951	(15,932)
Stock issued for services at $.10 per share	48,000	48	4,752	-
Net (loss) for the year ended December 31, 1998	-	-	-	(19,000)
Balance - December 31, 1998	653,000	653	19,703	(34,932)
Net (loss) for the year ended December 31, 1999	-	-	-	(14,200)
Balance - December 31, 1999	653,000	653	19,703	(49,132)
Stock issued for services at $.10 per share	55,000	55	5,445	-
Net (loss) for the year ended December 31, 2000	-	-	-	(5,500)
Balance - December 31, 2000	708,000	708	25,148	(54,632)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	708,000	708	25,148	(54,632)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	708,000	708	25,148	(59,632)
Net (loss) for the year ended December 31, 2003	-	-	-	-
Balance - December 31, 2003	708,000	708	25,148	(59,632)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,131)
Balance - December 31, 2004	708,000	708	25,148	(61,763)
Net (loss) for the year ended December 31, 2005	-	-	-	(7,048)
Balance - December 31, 2005	708,000	708	25,148	(68,811)
Net (loss) for the year ended December 31, 2006	-	-	-	(10,025)
Balance - December 31, 2006	708,000	708	25,148	(78,836)
Net (loss) for the year ended December 31, 2007	-	-	-	(10,321)
Balance - December 31, 2007	708,000	708	25,148	(89,157)
Net (loss) for the year ended December 31, 2008	-	-	-	(5,370)
Balance - December 31, 2008	708,000	708	25,148	(94,527)
Net (loss) for the year ended December 31, 2009	-	-	-	(4,689)
Balance - December 31, 2009	708,000	708	25,148	(99,216)
Net (loss) for the year ended December 31, 2010	-	-	-	(6,719)
Balance – December 31, 2010	708,000	$708	$25,148	$(105,935)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2010	FOR THE YEAR ENDED DEC 31, 2009	FROM INCEPTION ON JAN 15, 1988 TO DEC 31, 2010

Cash Flows from Operating Activities
Net loss	$(6,719)	$(4,689)	$(105,935)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services and expenses	0	0	11,857
Loss on disposal of property, plant and equipment	0	0	5,263
Changes in assets and liabilities:
Increase in accounts payable	275	0	39,001
Net cash used by operating activities	(6,444)	(4,689)	(49,814)

Cash Flows from Investing Activities
Cash paid for property, plant and equipment	0	0	(5,264)
Net cash used by investing activities	0	0	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	0	0	(7,000)
Common stock issued for cash	0	0	21,000
Advances	6,500	5,600	42,200
Net cash provided by financing activities	6,500	5,600	56,200

Increase (decrease) in cash	56	911	1,122

Cash and cash equivalents at beginning of period	1,066	155	0

Cash and cash equivalents at end of period	$1,122	$1,066	$1,122

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
None

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 1 - Summary of Significant Accounting Policies

a.

Organization & Summary of Significant Accounting Policies

The Company was incorporated under the laws of the state of Nevada on January 15, 1988 as Data Financial Corporation.  The Company changed its name to Skinovation Pharmaceutical Incorporated on August 5, 1992.

b.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

c.

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

d.

Fair Value of Financial Instruments

It is not practicable to estimate the fair value of advances (accounts payable) because there is no established market for these loans and it is inappropriate to estimate future cash flows, which are largely dependent on the Company establishing or acquiring operations at some future point.  No financial instruments are held for trading purposes.

e.

   Reclassification

Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 2 -

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has current liabilities in excess of current assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to acquire or merge with other operating companies.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 3 - Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling $ 11,408 at December 31, 2010 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2029.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

Deferred tax asset and the valuation account are as follows at December 31, 2010 and 2009:

	For the Years Ended December 31,
	2010	2009

Net operating loss carryforward	$ 1,711	$ 703
Valuation allowance	(1,711)	(703)
Deferred tax asset	$ 0	$ 0

The change in the valuation allowance was $1,008 during the year ended December 31, 2010.

NOTE 4 -    Accounts Payable and Advances

The Company had recorded liabilities of $ 80,926 for services received, as well as cash advances received from unrelated parties, as accounts payable as it was the intent of management and the counter parties to issue common stock of the Company at some future date for the amounts received.  However, it was subsequently determined that it was not in the best interests of the parties to issue stock for the advances and, therefore, the parties have agreed that these liabilities will be treated as loans effective January 1, 2011, bearing interest at 8% and due on demand.

NOTE 5 - Stock Transactions

On January 3, 1992, the Company=s Board of Directors authorized a 3-for-1 forward stock split, and on January 13, 1997 the Board authorized a 1-for-100 reverse stock split.  The Company=s financial statements have been retroactively restated to show the effects of the stock splits.

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

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 6 - Development Stage Company

The Company has no significant operations and is considered a development stage company.  It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

NOTE 7 - Subsequent Event

Effective January 1, 2011, the Company has determined to treat $80,926 in advances and accounts payable as non-collateralized loans, bearing interest at 8% and due on demand.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, on October 8, 2010 we dismissed our former auditing firm Chisholm, Bierwolf, Nilson & Morrill, LLC.  On October 12, 2010 we engaged Michael J. Larsen, Certified Public Accountant, as our independent public registered accounting firm.

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

For the year ended December 31, 2010, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Hugo Rodier, M.D.	58	Director and President	May 2009 until our next annual meeting.
M. Jeanne Ball	53	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

Hugo Rodier, M.D. –  From 2000 to the present Dr. Rodier has been a Medical Director with Pioneer Comprehensive Clinic located in Draper, Utah.  In addition, since 2002 he has been an adjunct professor of Family and Preventive Medicine and a member of the Utah School of Medicine Admissions Committee at the University of Utah.  He received his medical degree from the University of Utah, School of Medicine. He has not been involved in any legal proceedings during the past ten years that are material to an evaluation of his ability or integrity.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2010.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Dr. Rodier, did not receive any compensation from the Company during the year ended December 31, 2010.  None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock.  We have not issued any shares of preferred stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 1, 2011.

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

Director Independence

None of our directors are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2).  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our accounting firm, Michael J. Larsen, Certified Public Accountant, in connection with the audit of our financial statements and other professional services.

	2009	2010
Audit fees	$ 500	$ 2,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Skinovation Pharmaceutical Incorporated are included in this report under Item 8 on pages 11 through 19.

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

Date:   March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date:  March 18, 2011

By:   /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date:  March 18, 2011

25