Form 10-Q
period 2011-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2011-11-09
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 27, 2011 was 708,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

September 30, 2011

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$893	$1,122
Total Current Assets	893	1,122
Total Assets	$893	$1,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$0	$39,001
Advances received	0	42,200
Loans	85,926	0
Accrued interest	5,162	0
Total Current Liabilities	91,088	81,201
Total Liabilities	91,088	81,201
Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(116,051)	(105,935)
Total Stockholders' Equity	(90,195)	(80,079)
Total Liabilities and Stockholders' Equity	$893	$1,122

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From Inception on January 15, 1988 to September 30, 2011

REVENUES	$0	$0	$0	$0	$0

EXPENSES
General and administrative	1,267	747	4,954	5,305	99,889
TOTAL EXPENSES	1,267	747	4,954	5,305	99,889

LOSS FROM CONTINUING OPERATIONS BEFORE OTHER EXPENSE	(1,267)	(747)	(4,954)	(5,305)	(99,889)

Other income (expense)
Interest expense	(1,719)	0	(5,162)	0	(5,162)
Total other income (expense)	(1,719)	0	(5,162)	0	(5,162)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,986)	(747)	(10,116)	(5,305)	(105,051)

INCOME TAXES	0	0	0	0	0

LOSS FROM CONTINUING OPERATIONS	(2,986)	(747)	(10,116)	(5,305)	(105,051)

DISCONTINUED OPERATIONS
Loss from discontinued operations	0	0	0	0	(11,000)

NET LOSS	$(2,986)	$(747)	$(10,116)	$(5,305)	$(116,051)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From Inception on January 15, 1988 to September 30, 2011

Cash Flows from Operating Activities
Net loss	$(10,116)	$(5,305)	$(116,051)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services and expenses	0	0	11,857
Loss on disposal of property, plant and equipment	0	0	5,263
Changes in liabilities:
Increase (decrease) in accounts payable	(275)	1,400	38,726
Increase in accrued interest	5,162	0	5,162
Net cash used by operating activities	(5,229)	(3,905)	(55,043)

Cash Flows from Investing Activities
Cash paid for property, plant and equipment	0	0	(5,264)
Net cash used by investing activities	0	0	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	0	0	(7,000)
Common stock issued for cash	0	0	21,000
Proceeds from advances and loans	5,000	6,500	47,200
Net cash provided by financing activities	5,000	6,500	61,200

Increase (decrease) in cash and cash equivalents	(229)	2,595	893

Cash and cash equivalents at beginning of period	1,122	1,066	0

Cash and cash equivalents at end of period	$893	$3,661	$893

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Converted accounts payable and advances into loans	$80,926	$0	$80,926

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2011

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements as reported in its Form 10-K.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year ended December 31, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At September 30, 2011 we had $893 in cash and total liabilities of $91,088.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

As of the date of this report, our management has not had any discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.  In addition, any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs.  We have relied upon advances of $5,000 from third parties during the nine month period ended September 30, 2011 (“2011 nine month period”) to finance our operations.  We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and to acquire or enter into a merger with such company.  The type of business opportunity which we acquire or merge with will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses or services.

Results of Operations

We had no revenues during the 2011 and 2010 three and nine month periods ended September 30.  General and administrative expense decreased from $5,305 for the 2010 nine month period to $4,954 for the 2011 nine month period.  General and administrative expense increased from $747 for the 2010 third quarter to $1,267 for the 2011 third quarter primarily due to increased costs to prepare and file XBRL files with our prior periodic report.  The increased periodic filing costs will likely continue in the short term.  We recorded interest expense of $5,162 in the 2011 nine month period and $1,719 in the 2011 third quarter due to the conversion of a portion of our current liabilities to loans in 2011.  The increase in interest and periodic report expenses increased our net loss for the 2011 periods as compared to the 2010 periods.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2011 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 10-KSB, filed March 29, 2002)
3(ii)	Bylaws of Skinovation (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed July 11, 2000)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Part II Exhibits - continued

No.	Description
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2011	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/Hugo Rodier__________________________ Hugo Rodier President and Director Principal Financial Officer

10