Form 10-Q
period 2012-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2012-05-09
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of May 1, 2012 was 708,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

March 31, 2012

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Balance Sheets

	MAR 31, 2012	DEC 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$5,381	$348
Total Current Assets	5,381	348
Total Assets	$5,381	$348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$28,501	$19,424
Loans	95,926	85,926
Accrued interest	8,690	6,778
Total Current Liabilities	133,117	112,128
Total Liabilities	133,117	112,128
Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(153,592)	(137,636)
Total Stockholders' Equity	(127,736)	(111,780)
Total Liabilities and Stockholders' Equity	$5,381	$348

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2012	FOR THE THREE MONTHS ENDED MAR 31, 2011	FROM INCEPTION ON JAN 15, 1988 TO MAR 31, 2012

REVENUES	$0	$0	$0

EXPENSES
General and administrative	14,044	2,995	133,902
TOTAL EXPENSES	14,044	2,995	133,902

NET OPERATING LOSS BEFORE OTHER EXPENSE	(14,044)	(2,995)	(133,902)

OTHER INCOME (EXPENSE)
Interest expense	(1,912)	(1,724)	(8,690)
Total other income (expense)	(1,912)	(1,724)	(8,690)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,956)	(4,719)	(142,592)

INCOME TAXES	0	0	0

LOSS FROM CONTINUING OPERATIONS	(15,956)	(4,719)	(142,592)

DISCONTINUED OPERATIONS
Loss from discontinued operations	0	0	(11,000)

NET LOSS	$(15,956)	$(4,719)	$(153,592)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2012	FOR THE THREE MONTHS ENDED MAR 31, 2011	FROM INCEPTION ON JAN 15, 1988 TO MAR 31, 2012

Cash Flows from Operating Activities
Net loss	$(15,956)	$(4,719)	$(153,592)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services	0	0	10,433
Shares issued for debt payment	0	0	1,424
Loss on disposal of property, plant and equipment	0	0	5,263
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	9,077	0	67,227
Increase in accrued interest	1,912	1,724	8,690
Net cash used by operating activities	(4,967)	(2,995)	(60,555)

Cash Flows from Investing Activities
Cash paid for property, plant and equipment	0	0	(5,264)
Net cash used by investing activities	0	0	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	0	0	(7,000)
Common stock issued for cash	0	0	21,000
Proceeds from notes payable	10,000	5,000	57,200
Net cash provided by financing activities	10,000	5,000	71,200

Increase (decrease) in cash	5,033	2,005	5,381

Cash and cash equivalents at beginning of period	348	1,122	0

Cash and cash equivalents at end of period	$5,381	$3,127	$5,381

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Converted accounts payable into loans	$0	$80,926	$85,926

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2012

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has limited assets, has incurred losses since inception, has negative cash flows from operations and has no revenue-generating activities.  Its activities have been limited for the past several years and it is dependent upon financing to continue operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to acquire or merge with other operating companies.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At March 31, 2012 we had $5,381 in cash and total liabilities of $133,117.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Management anticipates that the struggling global economy will restrict the cash available for business opportunities and will restrict the number of such transactions available to us.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon third parties to pay for our operating expenses.  At March 31, 2012, our cash increased to $5,381 from $348 at December 31, 2011 as a result of proceeds from loans.  Our total liabilities increased to $133,117 for the 2012 first quarter from $112,128 at December 31, 2011.  The increase in total liabilities primarily represents third party loans of $10,000 and accounts payable of $6,000 for professional services provided by or paid on our behalf by a third party.

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

Results of Operations

We did not record revenues in either of the three month periods ended March 31, 2012 or 2011 (“first quarter”). General and administrative expense increased from $2,995 for the 2011 first quarter compared to $14,044 for the 2012 first quarter and reflects increased costs relating to consulting, administrative and professional services.  Other expense increased from $1,724 for the 2011 first quarter compared to $1,912 for the 2012 first quarter and primarily relates to accrued interest on loans.  Our net loss increased from $4,719 for the 2011 first quarter compared to $15,956 for the 2012 first quarter as a result of increased liabilities.

Obligations

During the 2012 first quarter we borrowed $10,000 from third parties to fund our operations.  These loans are unsecured, bear interest of 8% and are due upon demand.

At December 31, 2011 we had recorded current liabilities of $112,128 representing accounts payable to third parties and loans, along with accrued interest.  Of this amount, $18,600 represented consulting services provided by a third party and $80,926 represented services received and cash advances received from unrelated parties as of December 31, 2010 which were converted to loans effective January 1, 2011.  The loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 10-KSB, filed March 29, 2002)
3(ii)	Bylaws of Skinovation (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed July 11, 2000)

Part II Exhibits - continued

No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

10