Form 10-Q
period 2012-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2012-08-10
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of August 7, 2012 was 708,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

June 30, 2012

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Balance Sheets

	JUN 30, 2012	DEC 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$413	$348
Total Current Assets	413	348
Total Assets	$413	$348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$30,100	$19,424
Loans	95,926	85,926
Accrued interest	10,608	6,778
Total Current Liabilities	136,634	112,128
Total Liabilities	136,634	112,128
Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(162,077)	(137,636)
Total Stockholders' Equity	(136,221)	(111,780)
Total Liabilities and Stockholders' Equity	$413	$348

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUN 30, 2012	FOR THE THREE MONTHS ENDED JUN 30, 2011	FOR THE SIX MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2011	FROM INCEPTION ON JAN 15, 1988 TO JUN 30, 2012

REVENUES	$0	$0	$0	$0	$0

EXPENSES
General and administrative	6,567	692	20,611	3,687	140,469
TOTAL EXPENSES	6,567	692	20,611	3,687	140,469

NET OPERATING LOSS BEFORE OTHER EXPENSE	(6,567)	(692)	(20,611)	(3,687)	(140,469)

OTHER INCOME (EXPENSE)
Interest expense	(1,919)	(1,719)	(3,830)	(3,443)	(10,608)
Total other income (expense)	(1,919)	(1,719)	(3,830)	(3,443)	(10,608)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,486)	(2,411)	(24,441)	(7,130)	(151,077)

INCOME TAXES	0	0	0	0	0

LOSS FROM CONTINUING OPERATIONS	(8,486)	(2,411)	(24,441)	(7,130)	(151,077)

DISCONTINUED OPERATIONS
Loss from discontinued operations	0	0	0	0	(11,000)

NET LOSS	$(8,486)	$(2,411)	$(24,441)	$(7,130)	$(162,077)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2011	FROM INCEPTION ON JAN 15, 1988 TO JUN 30, 2012

Cash Flows from Operating Activities
Net loss	$(24,441)	$(7,130)	$(162,077)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services	0	0	10,433
Shares issued for debt payment	0	0	1,424
Loss on disposal of property, plant and equipment	0	0	5,263
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	10,676	(275)	68,826
Increase in accrued interest	3,830	3,443	10,608
Net cash used by operating activities	(9,935)	(3,962)	(65,523)

Cash Flows from Investing Activities
Cash paid for property, plant and equipment	0	0	(5,264)
Net cash used by investing activities	0	0	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	0	0	(7,000)
Common stock issued for cash	0	0	21,000
Proceeds from notes payable	10,000	5,000	57,200
Net cash provided by financing activities	10,000	5,000	71,200

Increase (decrease) in cash	65	1,038	413

Cash and cash equivalents at beginning of period	348	1,122	0

Cash and cash equivalents at end of period	$413	$2,160	$413

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Converted accounts payable into loans	$0	$80,926	$80,926

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

June 30, 2012

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K. The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

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

NOTE 3 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

In this report references to “Skinovation,” “we,” “us,” and “our” refer to Skinovation Pharmaceutical Incorporated.

FORWARD LOOKING STATEMENTS

The U. S. Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,”  “expect,” “believe,” “intend,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At June 30, 2012 we had $413 in cash and total liabilities of $136,634 and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon third parties to pay for our operating expenses.  At June 30, 2012, we had $413 in cash compared to $348 at December 31, 2011 as a result of proceeds from loans.  Our total liabilities increased to $136,634 at June 30, 2012 from $112,128 at December 31, 2011.  The increase in total liabilities primarily represents third party loans of $10,000 and increases in accounts payable related to professional and consulting services provided by or paid on our behalf by a third party.

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

Results of Operations

We did not record revenues in either the three or six month periods ended June 30, 2012 or 2011.  General and administrative expense increased from $692 for the three month period ended June 30, 2011 (“second quarter”) compared to $6,567 for the 2012 second quarter.  General and administrative expense increased from $3,687 for the six month period ended June 30, 2011 (“six month period”) compared to $20,611 for the 2012 six month period.  The increases in general and administrative expense in the 2012 six month period primarily reflect $10,800 in consulting fees and administrative and professional services and other expenses paid on our behalf.

Total other expense increased in the 2012 interim periods as compared to the 2011 interim periods and represents interest expense on loans.

Accordingly, our net loss increased from $2,411 for the 2011 second quarter compared to $8,486 for the 2012 second quarter.  Our net loss increased from $7,130 for the 2011 six month period compared to $24,441 for the 2012 six month period.  Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

During the 2012 six month period we borrowed $10,000 from third parties to fund our operations.  These loans are unsecured, bear interest of 8% and are due upon demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 10, 2012	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

10