Form 10-Q
period 2012-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2012-11-14
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of November 1, 2012 was 708,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

10

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

September 30, 2012

(Unaudited)

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Balance Sheets

	SEPT 30, 2012	DEC 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$1,120	$348
Total Current Assets	1,120	348
Total Assets	$1,120	$348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$36,172	$19,424
Loans	61,071	85,926
Accrued interest	7,132	6,778
Total Current Liabilities	104,375	112,128
Total Liabilities	104,375	112,128
Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(129,111)	(137,636)
Total Stockholders' Equity	(103,255)	(111,780)
Total Liabilities and Stockholders' Equity	$1,120	$348

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2012	FOR THE THREE MONTHS ENDED SEPT 30, 2011	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FOR THE NINE MONTHS ENDED SEPT 30, 2011	FROM INCEPTION ON JAN 15, 1988 TO SEPT 30, 2012

REVENUES	$40,977	$0	$40,977	$0	$40,977

EXPENSES
General and administrative	6,342	1,267	26,953	4,954	146,811
TOTAL EXPENSES	6,342	1,267	26,953	4,954	146,811

NET OPERATING INCOME (LOSS) BEFORE OTHER EXPENSE	34,635	(1,267)	14,024	(4,954)	(105,834)

OTHER INCOME (EXPENSE)
Interest expense	(1,668)	(1,719)	(5,499)	(5,162)	(12,277)
Total other income (expense)	(1,668)	(1,719)	(5,499)	(5,162)	(12,277)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,967	(2,986)	8,525	(10,116)	(118,111)

INCOME TAXES	0	0	0	0	0

INCOME (LOSS) FROM CONTINUING OPERATIONS	32,967	(2,986)	8,525	(10,116)	(118,111)

DISCONTINUED OPERATIONS
Loss from discontinued operations	0	0	0	0	(11,000)

NET INCOME (LOSS)	$32,967	$(2,986)	$8,525	$(10,116)	$(129,111)

Basic and diluted net income (loss) per share	$0.05	$(0.00)	$0.01	$(0.01)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FOR THE NINE MONTHS ENDED SEPT 30, 2011	FROM INCEPTION ON JAN 15, 1988 TO SEPT 30, 2012

Cash Flows from Operating Activities
Net income (loss)	$8,525	$(10,116)	$(129,111)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services	0	0	10,433
Shares issued for debt payment	0	0	1,424
Loss on disposal of property, plant and equipment	0	0	5,263
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	16,748	(275)	74,898
Increase in accrued interest	354	5,162	7,132
Net cash used by operating activities	25,627	(5,229)	(29,961)

Cash Flows from Investing Activities
Cash paid for property, plant and equipment	0	0	(5,264)
Net cash used by investing activities	0	0	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	0	0	(7,000)
Common stock issued for cash	0	0	21,000
Proceeds from notes payable	10,000	5,000	57,200
Payments on notes payable	(34,855)	0	(34,855)
Net cash provided by financing activities	(24,855)	5,000	36,345

Increase (decrease) in cash	772	(229)	1,120

Cash and cash equivalents at beginning of period	348	1,122	0

Cash and cash equivalents at end of period	$1,120	$893	$1,120

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Converted accounts payable into loans	$0	$80,926	$80,926

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K. The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

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

NOTE 3 - MATERIAL TRANSACTION

During the 2012 third quarter the Company invoiced and recorded non-recurring revenues of $40,977 USD related to business consulting services provided to a foreign third party.

NOTE 4 – SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and we did not record revenues for the past two fiscal years; however,  we have recorded non-recurring revenues of $40,977 from consulting services provided to another company during the three months ended September 30, 2012 (“2012 third quarter”).  At September 30, 2012 we had $1,120 in cash and total liabilities of $104,375 and despite recent revenues we will likely remain dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

During the 2012 third quarter we recorded non-recurring revenues related to consulting services; however, prior to the 2012 third quarter we had not recorded revenues from operations since inception.  Despite these revenues we have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses.  As a result of revenues, at September 30, 2012 we had $1,120 in cash compared to $348 at December 31, 2011.  Our total liabilities decreased to $104,375 at September 30, 2012 from $112,128 at December 31, 2011 primarily due to the payment of outstanding third party loans of approximately $35,000, which decreased our accounts payable.

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

Results of Operations

During the 2011 third quarter we did not record revenues, nor did we record revenues in the nine month period ended September 30, 2011 (“2011 nine month period”).  We recorded non-recurring revenues of $40,977 related to consulting services provided to another company during the 2012 third quarter and 2012 nine month period.  General and administrative expense increased from $1,267 for the 2011 third quarter to $6,342 for the 2012 third quarter and increased from $4,954 for the 2011 nine month period to $26,953 for the 2012 nine month period.  The increases in general and administrative expense in the 2012 nine month period primarily reflect $15,600 in consulting fees and administrative and professional services and other expenses paid on our behalf.

Total other expense decreased in the 2012 third quarter as compared to the 2011 third quarter as a result of decreased interest on outstanding loans which were paid.  Total other expense increased in the 2012 nine month period compared to the 2011 nine month period due to the overall interest expense on loans.

Due to revenues in the 2012 third quarter, we recorded net income of $32,967 for the 2012 third quarter and net income of $8,525 for the 2012 nine month period.  We recorded a net loss of $2,986 for the 2011 third quarter and a net loss of $10,116 for the 2011 nine month period.  Despite the non-recurring revenues during the 2012 third quarter, management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

During the 2012 third quarter we paid $34,855 toward outstanding loans provided to us by a third party, reducing the outstanding amount to $3,871.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 14, 2012	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

10