Form 10-K
period 2012-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2013-03-27
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X]   No [  ]  The registrant does not have a Web site.

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

The number of shares outstanding of the registrant’s common stock as of March 19, 2013, was 708,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

4

Item 1A.  Risk Factors

 9

Item 2.  Properties

10

Item 3.  Legal Proceedings

10

Item 4.  Mine Safety Disclosure

10

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

              and Issuer Purchases of Equity Securities

11

Item 6.  Selected Financial Data

11

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 8.  Financial Statements and Supplementary Data

14

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

26

Item 9A.  Controls and Procedures

26

Item 9B.  Other Information

26

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

27

Item 11.  Executive Compensation

28

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                 and Related Stockholder Matters

28

Item 13.  Certain Relationships and Related Transactions, and Director Independence

29

Item 14.  Principal Accounting Fees and Services

29

PART IV

Item 15.  Exhibits, Financial Statement Schedules

30

Signatures

32

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

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•

A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•

Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•

Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•

No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We have elected to use the extended transition period and therefore our financial statements may not be comparable to companies that comply with public company accounting standard effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” below.

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

The current economy creates more challenges for the success of our business plan.  With the general lack of investor confidence and the uncertainty related to the future global economy, management believes that equity investments and transactions may be less attractive then they have been in the past.  However, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”  But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Skinovation.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed may result in a loss to the Company.  Also, fees may be paid in connection with the completion of all types of acquisitions, reorganizations or mergers.  These fees are usually used to pay legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us.  We have no present arrangements or understandings respecting any of these types of fees.

Significant stockholders may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  We have not adopted any procedures or policies for the review, approval or ratification of any related party transactions.  It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation might not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2012, we have not spent any funds on research and development.  Nor have we recognized any costs related to compliance with environmental laws.

Employees

We currently have no employees.  Our management expects to confer with consultants, attorneys and accountants as necessary.  We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.  We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 1A.  RISK FACTORS

Our auditors have issued a going concern opinion.

At December 31, 2012, we had negative working capital of $110,853 and had accumulated losses of $136,709 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have reoccurring revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our Company. We must obtain a business opportunity to support our operations.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In 2009 our common stock was cleared for listing on the OTC Bulletin Board under the symbol “SKIN”.  As of the date of this filing there has not been any trading activity in our common stock.

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

Holders and Dividends

According to our transfer agent, Standard Registrar & Transfer Co., Inc., located in Draper, Utah, we had 306 stockholders of record of our common stock as of March 19, 2013.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and we did not record revenues prior to 2012.  We have recorded non-recurring revenues at September 30, 2012 related to business development consulting services provided to another company during early 2012.  At December 31, 2012, we had $115 cash and had total liabilities of $110,968.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Management anticipates that the weakened global economy will restrict the number of business opportunities available to us and will restrict the cash available for such transactions.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

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

Liquidity and Capital Resources

During 2012 we recorded non-recurring revenues related to consulting services provided to NH Pharmaceutical, a Chinese company; however, prior to 2012 we had not recorded revenues from operations since inception.  Despite these revenues we have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses.  At December 31, 2012 we had $115 in cash compared to $348 at December 31, 2011.  Our total liabilities decreased to $110,968 at December 31, 2012 from $112,128 at December 31, 2011 primarily due to the payment of outstanding third party loans of approximately $35,000, and increases of payables of approximately $34,000 for cash advances, consulting services and professional services provided by or paid for by a third party.

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

Results of Operations

During 2011 we did not record revenues, but we recorded non-recurring revenues of $40,977 related to consulting services provided to another company during the 2012 third quarter.  General and administrative expense increased from $24,923 for 2011 to $33,330 for 2012.  The increases in general and administrative expense in 2012 primarily reflect $14,700 in consulting fees and administrative and professional services and other expenses paid on our behalf by third parties.

Total other expense decreased slightly in 2012 as compared to 2011 as a result of decreased interest on outstanding loans which were paid during 2012.

Due to non-recurring revenues in the 2012 third quarter, we recorded net income of $927 for 2012 compared to a net loss of $31,701 for 2011.  Despite the non-recurring revenues during the 2012 third quarter, management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

During the first quarter 2012 we borrowed $10,000 from third parties to fund our operations.  These loans are unsecured, bear interest of 8% and are due upon demand.  During the third quarter of 2012 we paid $34,855 toward outstanding loans provided to us by a third party, reducing the outstanding amount.  However, at December 31, 2012 we have outstanding loans totaling $79,671.

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

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•

Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”

•

Obtain shareholder approval of any golden parachute payments not previously approved; and

•

Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

December 31, 2012 and 2011

INDEX

Report of Independent Registered Public Accounting Firm

15

Balance Sheets

16

Statements of Operations

17

Statements of Stockholders’ Deficit

 18

Statements of Cash Flows

20

Notes to the Financial Statements

21

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on January 15, 1988 through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception on January 15, 1988 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 20, 2013

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Balance Sheets

	DEC 31, 2012	DEC 31, 2011

ASSETS
Current Assets
Cash	$115	$348
Total Current Assets	115	348
Total Assets	$115	$348

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$22,944	$19,424
Loans	79,671	85,926
Accrued interest	8,353	6,778
Total Current Liabilities	110,968	112,128
Total Liabilities	110,968	112,128
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(136,709)	(137,636)
Total Stockholders' Deficit	(110,853)	(111,780)
Total Liabilities and Stockholders' Deficit	$115	$348

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2012	FOR THE YEAR ENDED DEC 31, 2011	FROM INCEPTION ON JAN 15, 1988 TO DEC 31, 2012

REVENUES	$40,977	$0	$40,977

EXPENSES
General and administrative	33,330	24,923	153,188
TOTAL EXPENSES	33,330	24,923	153,188

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER EXPENSE	7,647	(24,923)	(112,211)

OTHER INCOME (EXPENSE)
Interest expense	6,720	6,778	13,498
Total other income (expense)	(6,720)	(6,778)	(13,498)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	927	(31,701)	(125,709)

INCOME TAXES	0	0	0

INCOME (LOSS) FROM CONTINUING OPERATIONS	927	(31,701)	(125,709)

DISCONTINUED OPERATIONS
Loss from discontinued operations	0	0	(11,000)

NET INCOME (LOSS)	$927	$(31,701)	$(136,709)

Basic and diluted net income (loss) per share	$0.00	$(0.04)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on January 15, 1988 through December 31, 2012

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

Skinovation Pharmaceutical Incorporated
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on January 15, 1988 through December 31, 2012 - continued

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance - December 31, 2009	708,000	$708	$25,148	$(99,216)
Net (loss) for the year ended December 31, 2010	-	-	-	(6,719)
Balance – December 31, 2010	708,000	708	25,148	(105,935)
Net (loss) for the year ended December 31, 2011	-	-	-	(31,701)
Balance – December 31, 2011	708,000	708	25,148	(137,636)
Net income (loss) for the year ended December 31, 2012	-	-	-	927
Balance – December 31, 2012	708,000	$708	$25,148	$(136,709)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2012	FOR THE YEAR ENDED DEC 31, 2011	FROM INCEPTION ON JAN 15, 1988 TO DEC 31, 2012

Cash Flows from Operating Activities
Net income (loss)	$927	$(31,701)	$(136,709)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services	0	0	10,433
Shares issued for debt payment	0	0	1,424
Loss on disposal of property, plant and equipment	0	0	5,263
Changes in assets and liabilities:
Increase (decrease) in accounts payable	22,120	19,149	80,270
Increase in accrued interest	1,575	6,778	8,353
Net cash used by operating activities	24,622	(5,774)	(30,966)

Cash Flows from Investing Activities
Cash paid for property, plant and equipment	0	0	(5,264)
Net cash used by investing activities	0	0	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	0	0	(7,000)
Common stock issued for cash	0	0	21,000
Payment on notes payable	(34,855)	0	(34,855)
Proceeds from notes payable	10,000	5,000	57,200
Net cash provided by financing activities	(24,855)	5,000	36,345

Increase (decrease) in cash	(233)	(774)	115

Cash and cash equivalents at beginning of period	348	1,122	0

Cash and cash equivalents at end of period	$115	$348	$115

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Converted accounts payable into loans	$18,600	$0	$104,526

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

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

	For the Years Ended December 31,
	2012	2011
Net Loss (numerator)	$ 927	$ (31,701)
Weighted Average Number of Shares Outstanding (denominator)	708,000	708,000
Basic Loss per Common Share	$ 0.00	$ (0.04)

For the years ended December 31, 2012 and 2011, the Company had no potentially dilutive common stock equivalents issued.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 1 -  Summary of Significant Accounting Policies - continued

g.

 Concentrations of Risk

As of December 31, 2012, two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2012 and December 31, 2011.

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

Deferred tax asset and the valuation account are as follows at December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Net operating loss carryforward	$ 46,481	$ 46,796
Valuation allowance	(46,481)	(46,796)
Deferred tax asset	$ 0	$ 0

The change in the valuation allowance was $315 during the year ended December 31, 2012.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 3 -  Income Taxes (Continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2012	2011
Current Federal tax	$ 0	$ 0
Current State tax	0	0
Change in NOL benefit	315	10,779
Change in valuation allowance	(315)	(10,779)
	$ 0	$ 0

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 136,709 and $ 137,636 as of December 31, 2012 and December 31, 2011, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2012	2011
Beginning Balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending Balance	$ -	$ -

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011, 2010 and 2009.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 4 -  Accounts Payable and Advances

As of December 31, 2010 the Company had recorded liabilities of $ 79,671 for services received, as well as cash advances received from unrelated parties, as accounts payable as it was the intent of management and the counter parties to issue common stock of the Company at some future date for the amounts received. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for the advances and, therefore, the parties have agreed that these liabilities will be treated as loans effective January 1, 2011, bearing interest at 8% and due on demand.

For the fiscal year ended December 31, 2012, a third party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. By resolution the Board of Directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

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

NOTE 7 - Consulting Income

The Company performed consulting services to NH Pharmaceutical, an outside company, of Nanjing, PR, China, during the first six months of 2012.  The services were related to business development and were paid in full in August 2012.  No continuing revenue is anticipated.

NOTE 8 – Fair Value of Financial Instruments

On January 1, 2008 the Company adopted FASB ASC 820-10-50, “Fair Value Measurements”.  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 8 –

Fair Value of Financial Instruments (continued)

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

NOTE 9 – Subsequent Events

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

For the year ended December 31, 2012, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Hugo Rodier, M.D.	60	Director and President	May 2009 until our next annual meeting.
M. Jeanne Ball	55	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2012.

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

Corporate Governance

We are a smaller reporting company with minimal operations and only two directors and executive officers.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Dr. Rodier, did not receive any compensation from the Company during the year ended December 31, 2012.  None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock.  We have not issued any shares of preferred stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 19, 2013.

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

	2012	2011
Audit fees	$ 5,600	$7,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Skinovation Pharmaceutical Incorporated are included in this report under Item 8 on pages 14 through 25.

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

Exhibits – continued

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

Date:   March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date:  March 22, 2013

By:  /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date:  March 22, 2013

32