Form 10-Q
period 2013-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2013-05-03
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of April 19, 2013 was 708,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

March 31, 2013

(Unaudited)

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Balance Sheets

	MAR 31, 2013	DEC 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$176	$115
Total Current Assets	176	115
Total Assets	$176	$115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$27,245	$22,944
Loans	85,671	79,671
Accrued interest	10,009	8,353
Total Current Liabilities	122,925	110,968
Total Liabilities	122,925	110,968
Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	--	--
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(148,605)	(136,709)
Total Stockholders' Equity	(122,749)	(110,853)
Total Liabilities and Stockholders' Equity	$176	$115

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2013	FOR THE THREE MONTHS ENDED MAR 31, 2012	FROM INCEPTION ON JAN 15, 1988 TO MAR 31, 2013

REVENUES	$--	$--	$40,977

EXPENSES
General and administrative	10,240	14,044	163,428
TOTAL EXPENSES	10,240	14,044	163,428

NET OPERATING LOSS BEFORE OTHER EXPENSE	(10,240)	(14,044)	(122,451)

OTHER INCOME (EXPENSE)
Interest expense	(1,656)	(1,912)	(15,154)
Total other income (expense)	(1,656)	(1,912)	(15,154)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,896)	(15,956)	(137,605)

INCOME TAXES	--	--	--

INCOME (LOSS) FROM CONTINUING OPERATIONS	(11,896)	(15,956)	(137,605)

DISCONTINUED OPERATIONS
Loss from discontinued operations	--	--	(11,000)

NET INCOME (LOSS)	$(11,896)	$(15,956)	$(148,605)

Basic and diluted net income (loss) per share	$0.02	$(0.02)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2013	FOR THE THREE MONTHS ENDED MAR 31, 2012	FROM INCEPTION ON JAN 15, 1988 TO MAR 31, 2013

Cash Flows from Operating Activities
Net income (loss)	$(11,896)	$(15,956)	$(148,605)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services	--	--	10,433
Shares issued for debt payment	--	--	1,424
Loss on disposal of property, plant and equipment	--	--	5,263
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	4,301	9,077	84,571
Increase in accrued interest	1,656	1,912	10,009
Net cash used by operating activities	(5,939)	(4,967)	(36,905)

Cash Flows from Investing Activities
Cash paid for property, plant and equipment	--	--	(5,264)
Net cash used by investing activities	--	--	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	--	--	(7,000)
Common stock issued for cash	--	--	21,000
Payments on notes payable	--	--	(34,855)
Proceeds from notes payable	6,000	10,000	63,200
Net cash provided by financing activities	6,000	10,000	42,345

Increase (decrease) in cash	61	5,033	176

Cash and cash equivalents at beginning of period	115	348	--

Cash and cash equivalents at end of period	$176	$5,381	$176

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for income taxes	$--	$--	$--

Non-Cash Investing and Financing Activities
Converted accounts payable into loans	$--	$80,926	$85,926

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2013

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

During the third quarter of 2012 we recorded non-recurring revenues of $40,977 related to consulting services provided to NH Pharmaceutical, a Chinese company; however, prior to 2012 and after 2012 we have not recorded revenues from operations. Despite these revenues we have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses.  At March 31, 2013 we had $176 in cash compared to $115 in cash at December 31, 2012.  Our total liabilities increased from $110,968 at December 31, 2012 to $122,925 at March 31, 2013 primarily due to borrowing $6,000 and relying on cash advances, consulting services and professional services totaling $5,250 provided by or paid for by a third party.

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

Results of Operations

During the quarterly periods ended March 31, 2013 and 2012 we did not record revenues. General and administrative expense decreased from $14,044 for the quarterly period ended March 31, 2012 (“2012 first quarter”) to $10,240 for the quarterly period ended March 31, 2013 (“2013 first quarter”).  The decrease in general and administrative expense for the 2013 first quarter was primarily due to decreased audit fees and lower consulting services fees.

Total other expense decreased from $1,912 for the 2012 first quarter to $1,656 for the 2013 first quarter as a result of smaller loans during the 2013 first quarter.

Accordingly, our net loss decreased from $15,956 for the 2012 first quarter to $11,896 for the 2013 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

At March 31, 2013 we had outstanding loans totaling $85,671.  The loans are non-collateralized, carry interest at 8% and are due on demand.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).  As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 3, 2013	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

11