Form 10-Q
period 2013-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2013-11-13
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 4, 2013 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

September 30, 2013

(Unaudited)

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Balance Sheets

	SEPT 30, 2013	DEC 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$3,941	$115
Total Current Assets	3,941	115
Total Assets	$3,941	$115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$36,000	$22,944
Loans	93,671	79,671
Accrued interest	13,584	8,353
Total Current Liabilities	143,255	110,968
Total Liabilities	143,255	110,968
Stockholders' Equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(165,170)	(136,709)
Total Stockholders' Equity	(139,314)	(110,853)
Total Liabilities and Stockholders' Equity	$3,941	$115

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE THREE MONTHS ENDED SEPT 30, 2012	FOR THE NINE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FROM INCEPTION ON JAN 15, 1988 TO SEPT 30, 2013
REVENUES	$—	$40,977	$—	$40,977	$40,977
EXPENSES
General and administrative	6,200	6,342	23,230	26,953	176,419
TOTAL EXPENSES	6,200	6,342	23,230	26,953	176,419
NET OPERATING INCOME (LOSS) BEFORE OTHER EXPENSE	(6,200)	34,635	(23,230)	14,024	(135,442)
OTHER INCOME (EXPENSE)
Interest expense	(1,861)	(1,668)	(5,231)	(5,499)	(18,728)
Total other income (expense)	(1,861)	(1,668)	(5,231)	(5,499)	(18,728)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,061)	32,967	(28,461)	8,525	(154,170)
INCOME TAXES	—	—	—	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,061)	32,967	(28,461)	8,525	(154,170)
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	—	—	(11,000)
NET INCOME (LOSS)	$(8,061)	$32,967	$(28,461)	$8,525	$(165,170)
Basic and diluted net income (loss) per share	$(0.01)	$0.05	$(0.04)	$0.01
Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FROM INCEPTION ON JAN 15, 1988 TO SEPT 30, 2013

Cash Flows from Operating Activities
Net income (loss)	$(28,461)	$8,525	$(165,170)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services	—	—	10,433
Shares issued for debt payment	—	—	1,424
Loss on disposal of property, plant and equipment	—	—	5,263
Changes in assets and liabilities:
Increase in accounts payable and accrued liabilities	13,056	16,748	93,325
Increase in accrued interest	5,231	354	13,585
Net cash provided (used) by operating activities	(10,174)	25,627	(41,140)
Cash Flows from Investing Activities
Cash paid for property, plant and equipment	—	—	(5,264)
Net cash used by investing activities	—	—	(5,264)
Cash Flows from Financing Activities
Cash paid for offering costs	—	—	(7,000)
Common stock issued for cash	—	—	21,000
Payments on notes payable	—	(34,855)	(34,855)
Proceeds from notes payable	14,000	10,000	71,200
Net cash provided (used) by financing activities	14,000	(24,855)	50,345
Increase (decrease) in cash	3,826	772	3,941
Cash and cash equivalents at beginning of period	115	348	—
Cash and cash equivalents at end of period	$3,941	$1,120	$3,941
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Non-Cash Investing and Financing Activities
Converted accounts payable into loans	$—	$80,926	$85,926

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2013

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

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

Liquidity and Capital Resources

During the third quarter of 2012 we recorded non-recurring revenues of $40,977 related to consulting services provided to NH Pharmaceutical, a Chinese company; however, prior to and after this transaction we have not recorded revenues from operations. We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At September 30, 2013 we had $3,941 in cash compared to $115 in cash at December 31, 2012. Our total liabilities increased from $110,968 at December 31, 2012 to $143,255 at September 30, 2013 despite payment of $34,855 on notes payable during the year ended December 31, 2012. The increase in total liabilities is primarily due to borrowing $14,000 and relying on cash advances, consulting services and professional services totaling $13,000 provided by or paid for by a third party.

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

Results of Operations

During the nine month period ended September 30, 2013 (“2013 nine month period”) we did not record revenues; however, during the nine month period ended September 30, 2012 (“2012 nine month period”) we recorded non-recurring revenue. General and administrative expense decreased from $26,953 for 2012 nine month period to $23,230 for the 2013 nine month period. General and administrative expense decreased from $6,342 for the quarterly period ended September 30, 2012 (“2012 third quarter”) to $6,200 for the quarterly period ended September 30, 2013 (“2013 third quarter”). The decrease in general and administrative expense for the 2013 interim periods was primarily due to reduced professional services.

Total other expense representing interest on loans decreased from $5,499 for the 2012 nine month period to $5,231 for the 2013 nine month period and increased from $1,668 for the 2012 third quarter to $1,861 for the 2013 third quarter.

We recorded net income of $8,525 for the 2012 nine month period compared to a net loss of $28,461 for the 2013 nine month period. We recorded net income of $32,967 for the 2012 third quarter compared to a net loss of $8,061 for the 2013 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

At September 30, 2013 we had outstanding loans totaling $93,671. The loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SKINOVATION PHARMACEUTICAL INCORPORATED

Date: November 11, 2013	By:	/s/ Huge Rodier
Hugo Rodier President and Director
Principal Financial Officer

