Form 10-K
period 2013-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2014-03-28
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-30991

SKINOVATION PHARMACEUTICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	87-0458170
(State or other jurisdiction of incorpoation or organization)	(I.R.S. Employer Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 323-2395

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐ The registrant does not have a Web site.

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☑

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

The number of shares outstanding of the registrant’s common stock as of March 17, 2014, was 708,000.

Documents incorporated by reference: None

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

Effect of Existing or Probable Governmental Regulations on Business

The SEC is currently formulating rules and regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act that became effective in July 2010 and the JOBS Act. These Acts have changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of the Acts. As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2013, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2013, we had accumulated losses of $172,993 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have recurring revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our Company. We must obtain a business opportunity to support our operations.

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

Holders and Dividends

We had 306 stockholders of record of our common stock as of March 17, 2014. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and we did not record revenues prior to 2012. We recorded non-recurring revenues at September 30, 2012 related to business development consulting services provided to another company during early 2012; however, we recorded only $1 in other income in 2013. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

During 2012 we recorded non-recurring revenues related to consulting services provided to NH Pharmaceutical, a Chinese company; however, prior to 2012 we had not recorded revenues from operations since inception. Despite these revenues we have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At December 31, 2013 we had $2,892 in cash compared to $115 at December 31, 2012. Our total liabilities increased to $150,029 at December 31, 2013 from $110,968 at December 31, 2012 primarily due to increases in loans payable, cash advances, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We recorded non-recurring revenues of $40,977 related to consulting services provided to another company during 2012. General and administrative expense decreased from $33,330 for 2012 to $29,181for 2013. The decrease in general and administrative expense in 2013 primarily reflects reduced auditing fees.

Total other expense increased from $6,720 for 2012 to $7,103 for 2013 as a result of increased interest on outstanding loans.

Due to non-recurring revenues in the 2012 third quarter, we recorded net income of $927 for 2012 compared to a net loss of $36,284 for 2013. Despite the non-recurring revenues during the 2012 third quarter, management expects net losses to continue until we acquire or merge with a business opportunity.

Obligations

Prior to December 31, 2010 management intended to issue common stock to convert cash advances and accounts payable related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by third parties. However, it was determined that it was not in the best interests of all parties to issue stock for these liabilities. Therefore, the parties agreed that the accounts payable as of December 31, 2010 and subsequent accounts payable would be converted to loans at year end and that any cash advances would be treated as interest bearing loans at the time of receipt.

At December 31, 2013 we recorded loans payable totaling $114,071. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During 2013 we borrowed $14,000 from third parties and during 2012 we borrowed $10,000 from third parties. During 2012 we recorded accounts payable of $20,400 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by third parties, which were converted to loans at year end.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Significant Accounting Policies - The Company has no significant operations and is considered a development stage company and, accordingly, is accounted for as such under ASC 915: Development Stage Entities. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations. Please see “Note 1 - Summary of Significant Accounting Policies” in the financial statements beginning on page 22 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

December 31, 2013 and 2012

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

660 SOUTH 200 EAST, SUITE 300

SALT LAKE CITY, UTAH 84111

___________________

(801) 328-2727 FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical Incorporated (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Skinovation Pharmaceutical Incorporated (a development stage company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on January 15, 1988 through December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical Incorporated, (a development stage company) as of December 31, 2013 and the results of its operations and cash flows for the year ended December 31, 2013 and for the period from inception on January 15, 1988 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

March 28, 2014

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on January 15, 1988 through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical, Inc. (a development stage company) as of December 31, 2012 and the results of its operations and cash flows for the years ended December 31, 2012 and for the period from inception on January 15, 1988 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 18, 2013

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Balance Sheets

	DEC 31, 2013	DEC 31, 2012

ASSETS
Current Assets
Cash	$2,892	$115
Total Current Assets	2,892	115
Total Assets	$2,892	$115

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$20,500	$22,944
Loans	114,071	79,671
Accrued interest	15,458	8,353
Total Current Liabilities	150,029	110,968
Total Liabilities	150,029	110,968
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(172,993)	(136,709)
Total Stockholders' Deficit	(147,137)	(110,853)
Total Liabilities and Stockholders' Deficit	$2,892	$115

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON JAN 15, 1988 TO DEC 31, 2013

REVENUES	$—	$40,977	$40,977

EXPENSES
General and administrative	29,181	33,330	182,369
TOTAL EXPENSES	29,181	33,330	182,369

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER EXPENSE	(29,181)	7,647	(141,392)

OTHER INCOME (EXPENSE)
Interest expense	(7,103)	(6,720)	(20,601)
Total other income (expense)	(7,103)	(6,720)	(20,601)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(36,284)	927	(161,993)

INCOME TAXES	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(36,284)	927	(161,993)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	(11,000)

NET INCOME (LOSS)	$(36,284)	$927	$(172,993)

Basic and diluted net income (loss) per share	$(0.05)	$0.00

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Stockholders’ Deficit

From Inception on January 15, 1988 through December 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
Balance, January 15, 1988	—	$—	$—	$—
Stock issued for cash at $.067 per share	30,000	30	1,970	—
Stock issued for cash at $.033 per share	270,000	270	8,730	—
Net (loss) for the period from inception through December 31, 1993	—	—	—	(11,000)
Balance - December 31, 1993	300,000	300	10,700	(11,000)
Shares canceled	(206,632)	(207)	207	—
Net (loss) for the year ended December 31, 1994	—	—	—	—
Balance - December 31, 1994	93,368	93	10,907	(11,000)
Net (loss) for the year ended December 31, 1995	—	—	—	—
Balance - December 31, 1995	93,368	93	10,907	(11,000)
Net (loss) for the year ended December 31, 1996	—	—	—	(1,424)
Balance - December 31, 1996	93,368	93	10,907	(12,424)
Stock issued for services at $.02 per share	6,632	7	126	—
Stock issued for expenses at $.285 per share	5,000	5	1,418	—
Stock issued for cash at $0.02 per share	500,000	500	9,500	—
Stock offering costs	—	—	(7,000)	—
Net (loss) for the year ended December 31, 1997	—	—	—	(3,508)
Balance - December 31, 1997	605,000	605	14,951	(15,932)
Stock issued for services at $.10 per share	48,000	48	4,752	—
Net (loss) for the year ended December 31, 1998	—	—	—	(19,000)
Balance - December 31, 1998	653,000	653	19,703	(34,932)
Net (loss) for the year ended December 31, 1999	—	—	—	(14,200)
Balance - December 31, 1999	653,000	653	19,703	(49,132)
Stock issued for services at $.10 per share	55,000	55	5,445	—
Net (loss) for the year ended December 31, 2000	—	—	—	(5,500)
Balance - December 31, 2000	708,000	708	25,148	(54,632)
Net (loss) for the year ended December 31, 2001	—	—	—	—
Balance - December 31, 2001	708,000	708	25,148	(54,632)
Net (loss) for the year ended December 31, 2002	—	—	—	(5,000)
Balance - December 31, 2002	708,000	708	25,148	(59,632)
Net (loss) for the year ended December 31, 2003	—	—	—	—
Balance - December 31, 2003	708,000	708	25,148	(59,632)
Net (loss) for the year ended December 31, 2004	—	—	—	(2,131)
Balance - December 31, 2004	708,000	708	25,148	(61,763)
Net (loss) for the year ended December 31, 2005	—	—	—	(7,048)
Balance - December 31, 2005	708,000	708	25,148	(68,811)
Net (loss) for the year ended December 31, 2006	—	—	—	(10,025)
Balance - December 31, 2006	708,000	708	25,148	(78,836)
Net (loss) for the year ended December 31, 2007	—	—	—	(10,321)
Balance - December 31, 2007	708,000	708	25,148	(89,157)
Net (loss) for the year ended December 31, 2008	—	—	—	(5,370)
Balance - December 31, 2008	708,000	708	25,148	(94,527)
Net (loss) for the year ended December 31, 2009	—	—	—	(4,689)
Balance - December 31, 2009	708,000	708	25,148	(99,216)
Continued -

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on January 15, 1988 through December 31, 2013 - continued

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance - December 31, 2009	708,000	$708	$25,148	$(99,216)
Net (loss) for the year ended December 31, 2010	—	—	—	(6,719)
Balance – December 31, 2010	708,000	708	25,148	(105,935)
Net (loss) for the year ended December 31, 2011	—	—	—	(31,701)
Balance – December 31, 2011	708,000	708	25,148	(137,636)
Net income (loss) for the year ended December 31, 2012	—	—	—	927
Balance – December 31, 2012	708,000	708	25,148	(136,709)
Net income (loss) for the year ended December 31, 2013	—	—	—	(36,284)
Balance – December 31, 2013	708,000	$708	$25,148	$(172,993)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON JAN 15, 1988 TO DEC 31, 2013

Cash Flows from Operating Activities
Net income (loss)	$(36,284)	$927	$(172,993)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services	—	—	10,433
Shares issued for debt payment	—	—	1,424
Loss on disposal of property, plant and equipment	—	—	5,263
Changes in assets and liabilities:
Increase (decrease) in accounts payable	17,957	22,120	98,227
Increase in accrued interest	7,104	1,575	15,457
Net cash used by operating activities	(11,223)	24,622	(42,189)

Cash Flows from Investing Activities
Cash paid for property, plant and equipment	—	—	(5,264)
Net cash used by investing activities	—	—	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	—	—	(7,000)
Common stock issued for cash	—	—	21,000
Payment on notes payable	—	(34,855)	(34,855)
Proceeds from notes payable	14,000	10,000	71,200
Net cash provided by financing activities	14,000	(24,855)	50,345

Increase (decrease) in cash	2,777	(233)	2,892

Cash and cash equivalents at beginning of period	115	348	—

Cash and cash equivalents at end of period	$2,892	$115	$2,892

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Converted accounts payable into loans	$20,400	$18,600	$124,656

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 1 - Summary of Significant Accounting Policies

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

	For the Years Ended December 31,
	2013	2012
Net Income (Loss) (numerator)	$(36,284)	$927
Weighted Average Number of Shares Outstanding (denominator)	708,000	708,000
Basic Loss per Common Share	$(0.05)	$0.00

For the years ended December 31, 2013 and 2012, the Company had no potentially dilutive common stock equivalents issued.

  Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2013 and December 31, 2012.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 1 - Summary of Significant Accounting Policies - continued

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

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $147,137 and has incurred losses of $172,993 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 3 - Income Taxes (Continued)

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 170,322 and $ 134,038 as of December 31, 2013 and December 31, 2012, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

Deferred tax asset and the valuation account are as follows at December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012
Net operating loss carryforward	$58,818	$46,104
Valuation allowance	(58,818)	(46,104)
Deferred tax asset	$—	$—

The change in the valuation allowance was $12,714 during the year ended December 31, 2013.

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2013	2012
Current Federal tax	$—	$—
Current State tax	—	—
Change in NOL benefit	12,714	(612)
Change in valuation allowance	(12,714)	612
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2013	2012
Beginning Balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending Balance	$—	$—

 The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 3 - Income Taxes (Continued)

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011 and 2010.

NOTE 4 - Accounts and Notes Payable

Through December 31, 2012, the Company had recorded as accounts payable $85,926 for services as well as cash advances received both from related and unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. The accounts payable and advances on the books as of January 1, 2011 were converted to Notes Payable which bear interest at 8% and are due on demand.

Accrued interest was $15,458 and $8,353 at December 31, 2013 and 2012 respectively.

For the fiscal year ended December 31, 2013, a third party invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $20,500 in 2013 and $20,400 in 2012

NOTE 5 - Stock Transactions

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

The Company did not issue any common stock, options, warrants or any other stock based awards subsequent to 2000.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2013 and 2012

NOTE 6 - Development Stage Company

The Company has no significant operations and is considered a development stage company and accordingly is accounted for as such under ASC 915. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

NOTE 7 - Consulting Income

The Company performed consulting services to NH Pharmaceutical, an outside company, of Nanjing, PR, China, during the first six months of 2012. The services were related to business development and were paid in full in August 2012.

NOTE 8 – Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. When applicable, we categorize each of our fair value measurements in one of these three levels based on the lowest level input hat significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short term nature of these instruments.

NOTE 9 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 19, 2014, Morrill & Associates, LLC resigned as our independent registered public accounting firm due to Morrill & Associates, LLC combining its public audit practice with Pritchett Siler & Hardy, P.C., effective March 10, 2014. As a result, Pritchett Siler & Hardy, P.C. became the Company's independent registered public accounting firm.

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

For the year ended December 31, 2013, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Hugo Rodier, M.D.	61	Director and President	May 2009 until our next annual meeting.
M. Jeanne Ball	56	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Dr. Rodier, did not receive any compensation from the Company during the year ended December 31, 2013. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 17, 2014.

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

30

	2013	2012
Audit fees	$5,600	$5,600
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Skinovation Pharmaceutical Incorporated are included in this report under Item 8 on pages 14 through 26.

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

32

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SKINOVATION PHARMACEUTICAL INCORPORATED

By:    /s/ Hugo Rodier

Hugo Rodier, President

Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date: March 28, 2014

By:    /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: March 28, 2014

