Form 10-Q
period 2014-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2014-05-08
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

March 31, 2014

(Unaudited)

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Balance Sheets

	MAR 31, 2014	DEC 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$7,302	$2,892
Total Current Assets	7,302	2,892
Total Assets	$7,302	$2,892

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$26,750	$20,500
Loans	118,871	114,071
Accrued interest	17,733	15,458
Total Current Liabilities	163,354	150,029
Total Liabilities	163,354	150,029
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(181,908)	(172,993)
Total Stockholders' Deficit	(156,052)	(147,137)
Total Liabilities and Stockholders' Deficit	$7,302	$2,892

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON JAN 15, 1988 TO MAR 31, 2014

REVENUES	$—	$—	$40,977

EXPENSES
General and administrative	6,640	10,240	189,009
TOTAL EXPENSES	6,640	10,240	189,009

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER EXPENSE	(6,640)	(10,240)	(148,032)

OTHER INCOME (EXPENSE)
Interest expense	(2,275)	(1,656)	(22,876)
Total other income (expense)	(2,275)	(1,656)	(22,876)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,915)	(11,896)	(170,908)

INCOME TAXES	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,915)	(11,896)	(170,908)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	(11,000)

NET INCOME (LOSS)	$(8,915)	$(11,896)	$(181,908)

Basic and diluted net income (loss) per share	$(0.01)	$(0.02)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON JAN 15, 1988 TO MAR 31, 2014

Cash Flows from Operating Activities
Net income (loss)	$(8,915)	$(11,896)	$(181,908)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services	—	—	10,433
Shares issued for debt payment	—	—	1,424
Loss on disposal of property, plant and equipment	—	—	5,263
Changes in assets and liabilities:
Increase (decrease) in accounts payable	6,250	4,301	104,477
Increase in accrued interest	2,275	1,656	17,732
Net cash used by operating activities	(390)	(5,939)	(42,579)

Cash Flows from Investing Activities
Cash paid for property, plant and equipment	—	—	(5,264)
Net cash used by investing activities	—	—	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	—	—	(7,000)
Common stock issued for cash	—	—	21,000
Payment on notes payable	—	—	(34,855)
Proceeds from notes payable	4,800	6,000	76,000
Net cash provided by financing activities	4,800	6,000	55,145

Increase (decrease) in cash	4,410	61	7,302

Cash and cash equivalents at beginning of period	2,892	115	—

Cash and cash equivalents at end of period	$7,302	$176	$7,302

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Converted accounts payable into loans	$—	$—	$124,656

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2014

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

Liquidity and Capital Resources

During the third quarter of 2012 we recorded non-recurring revenues of $40,977 related to consulting services; however, prior to and after this transaction we have not recorded revenues from operations. We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At March 31, 2014 we had $7,302 in cash compared to $2,892 in cash at December 31, 2013. Our total liabilities increased from $150,029 at December 31, 2013 to $163,354 at March 31, 2014. The increase in total liabilities is primarily due to increases in loans payable, cash advances, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We did not record revenues for the 2014 and 2013 first quarters. General and administrative expense decreased from $10,240 for the quarterly period ended March 31, 2013 (“2013 first quarter”) to $6,640 for the quarterly period ended March 31, 2014 (“2014 first quarter”). The decrease in general and administrative expense for the 2014 first quarter was primarily due to reduced professional services.

Total other expense representing interest on loans increased from $1,656 for the 2013 first quarter to $2,275 for the 2014 first quarter.

Our net loss decreased from $11,896 for the 2013 first quarter to $8,915 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2014 we had outstanding loans totaling $118,871. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During the 2014 first quarter we borrowed $4,800 from a third party and we recorded accounts payable of $2,750 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by third parties.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SKINOVATION PHARMACEUTICAL INCORPORATED

Date: May 7, 2014	By:	/s/ Hugo Rodier
Hugo Rodier
President and Director
Principal Financial Officer

