Form 10-Q
period 2014-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2014-07-29
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of July 21, 2014 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

(A Development Stage Company)

Financial Statements

June 30, 2014

(Unaudited)

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Balance Sheets

	JUNE 30, 2014	DEC 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$2,752	$2,892
Total Current Assets	2,752	2,892
Total Assets	$2,752	$2,892

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$25,900	$20,500
Loans	118,871	114,071
Accrued interest	20,110	15,458
Total Current Liabilities	164,881	150,029
Total Liabilities	164,881	150,029
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Deficit accumulated during the development stage	(187,985)	(172,993)
Total Stockholders' Deficit	(162,129)	(147,137)
Total Liabilities and Stockholders' Deficit	$2,752	$2,892

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE THREE MONTHS ENDED JUNE 30, 2013	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FROM INCEPTION ON JAN 15, 1988 TO JUNE 30, 2014

REVENUES	$—	$—	$—	$—	$40,977

EXPENSES
General and administrative	3,700	6,791	10,340	17,031	192,709
TOTAL EXPENSES	3,700	6,791	10,340	17,031	192,709

NET OPERATING INCOME (LOSS) BEFORE OTHER EXPENSE	(3,700)	(6,791)	(10,340)	(17,031)	(151,732)

OTHER INCOME (EXPENSE)
Interest expense	(2,376)	(1,713)	(4,652)	(3,369)	(25,253)
Total other income (expense)	(2,376)	(1,713)	(4,652)	(3,369)	(25,253)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,076)	(8,504)	(14,992)	(20,400)	(176,985)

INCOME TAXES	—	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,076)	(8,504)	(14,992)	(20,400)	(176,985)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	—	—	(11,000)

NET INCOME (LOSS)	$(6,076)	(8,504)	(14,992)	(20,400)	(187,985)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FROM INCEPTION ON JAN 15, 1988 TO JUNE 30, 2014

Cash Flows from Operating Activities
Net income (loss)	$(14,992)	$(20,400)	$(187,985)
Adjustments to reconcile net loss to cash used by operating activities:
Shares issued for services	—	—	10,433
Shares issued for debt payment	—	—	1,424
Loss on disposal of property, plant and equipment	—	—	5,263
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,400	11,082	103,626
Increase in accrued interest	4,652	3,370	20,110
Net cash used by operating activities	(4,940)	(5,948)	(47,129)

Cash Flows from Investing Activities
Cash paid for property, plant and equipment	—	—	(5,264)
Net cash used by investing activities	—	—	(5,264)

Cash Flows from Financing Activities
Cash paid for offering costs	—	—	(7,000)
Common stock issued for cash	—	—	21,000
Payment on notes payable	—	—	(34,855)
Proceeds from notes payable	4,800	6,000	76,000
Net cash provided by financing activities	4,800	6,000	55,145

Increase (decrease) in cash	(140)	52	2,752

Cash and cash equivalents at beginning of period	2,892	115	—

Cash and cash equivalents at end of period	$2,752	$167	$2,752

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities
Converted accounts payable into loans	$—	$—	$124,656

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

June 30, 2014

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

Liquidity and Capital Resources

During the third quarter of 2012 we recorded non-recurring revenues of $40,977 related to consulting services; however, prior to and after this transaction we have not recorded revenues from operations. We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At June 30, 2014 we had $2,752 in cash compared to $2,892 in cash at December 31, 2013. Our total liabilities increased to $164,881 at June 30, 2014 from $150,029 at December 31, 2013. The increase in total liabilities is primarily due to increases in loans payable, cash advances, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We did not record revenues for the 2014 and 2013 six month periods. General and administrative expense decreased to $10,340 for the six month period ended June 30, 2014 compared to $17,031 for the six month period ended June 30, 2013. General and administrative expense decreased to $3,700 for the three month period ended June 30, 2014 compared to $6,791 for the three month period ended June 30, 2013. The decrease in general and administrative expense for the 2014 interim periods was primarily due to reduced professional services.

Total other expense representing interest on loans increased to $4,652 for the 2014 six month period compared to $3,369 for the 2013 six month period and increased to $2,376 for the 2014 second quarter compared to $1,713 for the 2013 second quarter.

Our net loss decreased to $14,992 for the 2014 six month period compared to $20,400 for the 2013 six month period and decreased to $6,076 for the 2014 second quarter compared to $8,504 for the 2013 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2014 we had outstanding loans totaling $118,871. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During the 2014 first quarter we borrowed $4,800 from a third party and we recorded accounts payable of $5,400 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by third parties.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 to Form 10-KSB, filed March 29, 2002)
3(ii)	Bylaws of Skinovation (Incorporated by reference to exhibit 3.3 to Form 10-SB, filed July 11, 2000)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKINOVATION PHARMACEUTICAL INCORPORATED

Date: July 29, 2014	By:	/s/ Hugo Rodier
Hugo Rodier
President and Director
Principal Financial Officer

