Form 10-Q
period 2014-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2014-11-12
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 7, 2014 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Financial Statements

September 30, 2014

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

	SEPT 30, 2014	DEC 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$1,752	$2,892
Total Current Assets	1,752	2,892
Total Assets	$1,752	$2,892

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$28,600	$20,500
Loans	118,871	114,071
Accrued interest	22,487	15,458
Total Current Liabilities	169,958	150,029
Total Liabilities	169,958	150,029
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(194,062)	(172,993)
Total Stockholders' Deficit	(168,206)	(147,137)
Total Liabilities and Stockholders' Deficit	$1,752	$2,892

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013

REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	3,700	6,200	14,040	23,230
TOTAL EXPENSES	3,700	6,200	14,040	23,230

NET OPERATING INCOME (LOSS) BEFORE OTHER EXPENSE	(3,700)	(6,200)	(14,040)	(23,230)

OTHER INCOME (EXPENSE)
Interest expense	(2,377)	(1,861)	(7,029)	(5,231)
Total other income (expense)	(2,377)	(1,861)	(7,029)	(5,231)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,077)	(8,061)	(21,069)	(28,461)

INCOME TAXES	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,077)	(8,061)	(21,069)	(28,461)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	—	—

NET INCOME (LOSS)	$(6,077)	(8,061)	(21,069)	(28,461)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013

Cash Flows from Operating Activities
Net income (loss)	$(21,069)	$(28,461)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	8,100	13,056
Increase in accrued interest	7,029	5,231
Net cash used by operating activities	(5,940)	(10,174)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	4,800	14,000
Net cash provided by financing activities	4,800	14,000

Increase (decrease) in cash	(1,140)	3,826

Cash and cash equivalents at beginning of period	2,892	115

Cash and cash equivalents at end of period	$1,752	$3,941

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

September 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

NOTE 3 -RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues during the nine month period ended September 30, 2014 and are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

During the third quarter of 2012 we recorded non-recurring revenues of $40,977 related to consulting services; however, prior to and after this transaction we have not recorded revenues from operations. We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At September 30, 2014 we had cash of $1,752 compared to $2,892 cash at December 31, 2013. Our total liabilities increased to $169,958 at September 30, 2014 from $150,029 at December 31, 2013. The increase in total liabilities is primarily due to increases in loans payable, cash advances, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We did not record revenues for the 2014 and 2013 nine month periods. General and administrative expense decreased to $14,040 for the nine month period ended September 30, 2014 compared to $23,230 for the nine month period ended September 30, 2013. General and administrative expense decreased to $3,700 for the three month period ended September 30, 2014 compared to $6,200 for the three month period ended September 30, 2013. The decrease in general and administrative expense for the 2014 interim periods was primarily due to reduced professional services.

Total other expense representing interest on loans increased to $7,029 for the 2014 nine month period compared to $5,231 for the 2013 nine month period and increased to $2,377 for the 2014 third quarter compared to $1,861 for the 2013 third quarter.

Our net loss decreased to $21,069 for the 2014 nine month period compared to $28,461 for the 2013 nine month period and decreased to $6,077 for the 2014 third quarter compared to $8,061 for the 2013 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2014 we had outstanding loans totaling $118,871. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During the 2014 nine month period we borrowed $4,800 from a third party and we recorded accounts payable of $8,100 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by third parties.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SKINOVATION PHARMACEUTICAL INCORPORATED

Date: November 12, 2014	By:	/s/ Hugo Rodier
Hugo Rodier
President and Director
Principal Financial Officer

