Form 10-K
period 2014-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2015-02-20
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2015, was 708,000.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is cleared for a quotation on the OTC Bulletin Board; however, there is currently no public trading on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between us and our executive officers and directors. They have other business interests to which they currently devote attention, which include their primary employment, and Ms. Ball holds management positions with another public reporting company seeking business opportunities. (See Part III, Item 10, below.) Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

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

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future operations because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed to fill those vacancies without any vote by our stockholders.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public reporting companies, many of which may have more funds available for such transactions.

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the rules and regulations resulting from the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, which became effective in July 2010. These Acts have changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of the Acts. As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2014, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2014, the Company had limited assets, had a negative working capital of $174,083 and had incurred losses of $199,939 since inception. Based upon these factors our auditors have issued a going concern opinion (See Note 2 to the financial statements). We do not anticipate that we will have recurring revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our Company. We must obtain a business opportunity to support our operations.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction. Our common stock is cleared for a quotation on the OTC Bulletin Board, but there is no trading as of the date of this report. Accordingly, there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

In 2009 our common stock was cleared for a quotation on the OTC Bulletin Board under the symbol “SKIN”. As of the date of this filing there has not been any trading activity in our common stock.

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

Holders and Dividends

We had 306 stockholders of record of our common stock as of February 13, 2015. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are an emerging growth company and we did not record revenues prior to 2012. We recorded non-recurring revenues at September 30, 2012 related to business development consulting services provided to another company during early 2012; however, we have not recorded revenues since 2012. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

During 2012 we recorded non-recurring revenues related to consulting services provided to NH Pharmaceutical, a Chinese company; however, prior to 2012 we had not recorded revenues from operations since inception. Despite these revenues we have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At December 31, 2014 we had $752 in cash compared to $2,892 at December 31, 2013. Our total liabilities increased to $174,835 at December 31, 2014 from $150,029 at December 31, 2013 primarily due to increases in loans payable, cash advances, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We have not record revenues for the past two fiscal years. General and administrative expense decreased to $17,540 for 2014 compared to $29,181 for 2013. The decrease in general and administrative expense in 2014 primarily reflects reduced professional fee expenses related to our minimal operations.

Total other expense increased to $9,406 for 2014 compared to $7,103 for 2013 as a result of accrued interest on outstanding loans.

We recorded a net loss of $26,946 for 2014 compared to a net loss of $36,284 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2014 we had outstanding loans totaling $139,371. All of the loans are non-collateralized, carry interest at 8% and are due on demand. Accrued interest for the loans was $24,864 at December 31, 2014.

During 2014 we borrowed $4,800 from third parties and during 2013 we borrowed $14,000 from third parties. In addition we incurred $10,600 in accounts payable during 2014. At December 31, 2014 an account payable to a third party in the amount of $20,500 was converted into a non-collateralized loan, carrying interest at 8% and due on demand. The loan represents accounts payable invoiced to the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company in 2013.

Two lenders represent in excess of 95% of the Company’s accounts payable and loans for the fiscal years ended December 31, 2014 and December 31, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SKINOVATION PHARMACEUTICAL INCORPORATED

Financial Statements

December 31, 2014 and 2013

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1466 N. HIGHWAY 89 STE. 230

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical Incorporated

Salt Lake City, Utah

We have audited the accompanying balance sheets of Skinovation Pharmaceutical Incorporated as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical Incorporated as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

February 17, 2015

Skinovation Pharmaceutical Incorporated

Balance Sheets

	DEC 31, 2014	DEC 31, 2013

ASSETS
Current Assets
Cash	$752	$2,892
Total Current Assets	752	2,892
Total Assets	$752	$2,892

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$10,600	$20,500
Loans	139,371	114,071
Accrued interest	24,864	15,458
Total Current Liabilities	174,835	150,029
Total Liabilities	174,835	150,029
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(199,939)	(172,993)
Total Stockholders' Deficit	(174,083)	(147,137)
Total Liabilities and Stockholders' Deficit	$752	$2,892

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2014	FOR THE YEAR ENDED DEC 31, 2013

REVENUES	$—	$—

EXPENSES
General and administrative	17,540	29,181
TOTAL EXPENSES	17,540	29,181

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER EXPENSE	(17,540)	(29,181)

OTHER INCOME (EXPENSE)
Interest expense	(9,406)	(7,103)
Total other income (expense)	(9,406)	(7,103)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(26,946)	(36,284)

INCOME TAXES	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(26,946)	(36,284)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—

NET INCOME (LOSS)	$(26,946)	$(36,284)

Basic and diluted net income (loss) per share	$(0.04)	$(0.05)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders’ Deficit

For the Years ended December 31, 2013 and 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance – December 31, 2012	708,000	$708	$25,148	$(136,709)
Net income (loss) for the year ended December 31, 2013	—	—	—	(36,284)
Balance – December 31, 2013	708,000	708	25,148	(172,993)
Net income (loss) for the year ended December 31, 2014	—	—	—	(26,946)
Balance – December 31, 2014	708,000	$708	$25,148	$(199,939)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2014	FOR THE YEAR ENDED DEC 31, 2013

Cash Flows from Operating Activities
Net income (loss)	$(26,946)	$(36,284)
Adjustments to reconcile net loss to cash used by operating activities:	—	—
Changes in assets and liabilities:
Increase (decrease) in accounts payable	10,600	17,957
Increase in accrued interest	9,406	7,104
Net cash used by operating activities	(6,940)	(11,223)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	4,800	14,000
Net cash provided by financing activities	4,800	14,000

Increase (decrease) in cash	(2,140)	2,777

Cash and cash equivalents at beginning of period	2,892	115

Cash and cash equivalents at end of period	$752	$2,892

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Converted accounts payable into loans	$20,500	$20,400

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2014 and 2013

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

e.	Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	For the Years Ended December 31,
	2014	2013
Net Income (Loss) (numerator)	$(26,946)	$(36,284)
Weighted Average Number of Shares Outstanding (denominator)	708,000	708,000
Basic Loss per Common Share	$(0.04)	$(0.05)

For the years ended December 31, 2014 and 2013, the Company had no potentially dilutive common stock equivalents issued.

f.	Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2014 and December 31, 2013.

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 1 - Summary of Significant Accounting Policies (continued)

g.	Recognition of Revenue

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

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $174,083 and has incurred losses of $199,939 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 170,322 and $ 197,268 as of December 31, 2013 and December 31, 2014, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 3 - Income Taxes (continued)

Deferred tax asset and the valuation account are as follows at December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013
Net operating loss carryforward	$67,071	$58,818
Valuation allowance	(67,071)	(58,818)
Deferred tax asset	$—	$—

The change in the valuation allowance was $9,161 during the year ended December 31, 2014.

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2014	2013
Current Federal tax	$—	$—
Current State tax	—	—
Change in NOL benefit	9,161	12,714
Change in valuation allowance	(9,161)	(12,714)
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2014	2013
Beginning Balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending Balance	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011.

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 4 - Accounts and Notes Payable

Through December 31, 2012, the Company had recorded as accounts payable $85,926 for services as well as cash advances received both from related and unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. The accounts payable and advances on the books as of January 1, 2013 were converted to Notes Payable which bear interest at 8% and are due on demand.

Accrued interest was $24,864 and $15,458 at December 31, 2014 and 2013 respectively.

For the fiscal year ended December 31, 2013, a third party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $10,600 in 2014 and $20,500 in 2013.

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

NOTE 6 - Recent Pronouncement

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

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 7 – Fair Value Measurements

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

For the year ended December 31, 2014, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Hugo Rodier, M.D.	62	Director and President	May 2009 until our next annual meeting.
M. Jeanne Ball	57	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Dr. Rodier, did not receive any compensation from the Company during the year ended December 31, 2014. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of February 13, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firm, Pritchett, Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	2014	2013
Audit fees	$5,100	$5,600
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Skinovation Pharmaceutical Incorporated are included in this report under Item 8 on pages 14 through 24.

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

SKINOVATION PHARMACEUTICAL INCORPORATED

Date: February 18, 2015	By:	/s/ Hugo Rodier
Hugo Rodier, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2015	By:	/s/ Hugo Rodier
Hugo Rodier
Director and President
Principal Executive Officer
Principal Financial and
Accounting Officer

Date: February 18, 2015	By:	/s/ M. Jeanne Ball
M. Jeanne Ball
Director and Secretary/Treasurer

