Form 10-Q
period 2015-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2015-08-11
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 5, 2015 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Financial Statements

June 30, 2015

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

	JUNE 30, 2015	DEC 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$2,507	$752
Total Current Assets	2,507	752
Total Assets	$2,507	$752

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$15,400	$10,600
Loans	146,021	139,371
Accrued interest	29,732	24,864
Total Current Liabilities	191,153	174,835
Total Liabilities	191,153	174,835
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(214,502)	(199,939)
Total Stockholders' Deficit	(188,646)	(174,083)
Total Liabilities and Stockholders' Deficit	$2,507	$752

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2015	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2014

REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	3,000	3,700	9,695	10,340
TOTAL EXPENSES	3,000	3,700	9,695	10,340

NET OPERATING INCOME (LOSS) BEFORE OTHER EXPENSE	(3,000)	(3,700)	(9,695)	(10,340)

OTHER INCOME (EXPENSE)
Interest expense	(2,478)	(2,376)	(4,868)	(4,652)
Total other income (expense)	(2,478)	(2,376)	(4,868)	(4,652)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,478)	(6,076)	(14,563)	(14,992)

INCOME TAXES	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,478)	(6,076)	(14,563)	(14,992)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	—	—

NET INCOME (LOSS)	$(5,478)	(6,076)	(14,563)	(14,992)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2014

Cash Flows from Operating Activities
Net income (loss)	$(14,563)	$(14,992)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	4,800	5,400
Increase in accrued interest	4,868	4,652
Net cash used by operating activities	(4,895)	(4,940)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	6,650	4,800
Net cash provided by financing activities	6,650	4,800

Increase (decrease) in cash	1,755	(140)

Cash and cash equivalents at beginning of period	752	2,892

Cash and cash equivalents at end of period	$2,507	$2,752

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

June 30, 2015

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues during the second quarter ended June 30, 2015 and are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

During the third quarter of 2012 we recorded non-recurring revenues of $40,977 related to consulting services; however, prior to and after this transaction we have not recorded revenues from operations. We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At June 30, 2015 we had cash of $2,507 compared to $752 cash at December 31, 2014. Our total liabilities increased to $191,153 at June 30, 2015 from $174,835 at December 31, 2014. The increase in total liabilities is primarily due to increases in loans payable, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We did not record revenues in 2015 and 2014. General and administrative expense decreased to $9,695 for the 2015 six month period compared to $10,340 for the 2014 six month period. General and administrative expense decreased to $3,000 for the 2015 second quarter compared to $3,700 for the 2014 second quarter. The decrease in general and administrative expense primarily represents reduced professional and consulting services required for our operations.

Total other expense representing accrued interest on loans increased to $4,868 for the 2015 six month period compared to $4,652 for the 2014 six month period and increased to $2,478 for the 2015 second quarter compared to $2,376 for the 2014 second quarter.

Our net loss decreased to $14,563 for the 2015 six month period compared to $14,992 for the 2014 six month period and decreased to $5,478 for the 2015 second quarter compared to $6,076 for the 2014 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2015 we had outstanding loans totaling $146,021. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During the 2015 six month period we borrowed $6,650 from a third party and we recorded accounts payable of $4,800 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by third parties.

At June 30, 2015 two lenders represent in excess of 95% of the Company’s accounts payable and loans payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SKINOVATION PHARMACEUTICAL INCORPORATED

Date: August 10, 2015	By:	/s/Hugo Rodier
Hugo Rodier
President and Director
Principal Financial Officer

