Form 10-K
period 2015-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2016-03-23
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of March 1, 2016, was 708,000.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2015, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2015, the Company had limited assets, had a negative working capital of $201,013 and had incurred losses of $226,869 since inception. Based upon these factors our auditors have issued a going concern opinion. We do not anticipate that we will have recurring revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our Company. We must obtain a business opportunity to support our operations.

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

Holders and Dividends

We had 306 stockholders of record of our common stock as of March 1, 2016. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

During 2012 we recorded non-recurring revenues related to consulting services; however, prior to 2012 we had not recorded revenues from operations since inception and have not recorded revenues since 2012. We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At December 31, 2015 we had $302 in cash compared to $752 at December 31, 2014. Our total liabilities increased to $201,315 at December 31, 2015 from $174,835 at December 31, 2014 primarily due to increases in notes payable, cash advances, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We have not record revenues for the past two fiscal years. General and administrative expense decreased to $15,400 for 2015 compared to $17,540 for 2014. The decrease in general and administrative expense in 2015 primarily reflects reduced professional fee expenses related to our minimal operations.

Total other expense increased to $11,530 for 2015 compared to $9,406 for 2014 as a result of accrued interest on outstanding notes payable.

We recorded a net loss of $26,930 for 2015 compared to a net loss of $26,946 for 2014. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2015 we had outstanding notes payable totaling $156,621. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest for the notes payable was $36,394 at December 31, 2015.

During 2015 we borrowed $6,650 from third parties and during 2014 we borrowed $4,800 from third parties. In addition we incurred $8,300 in accounts payable during 2015. At December 31, 2015 an account payable to a third party in the amount of $10,600 was converted into a non-collateralized loan, carrying interest at 8% and due on demand. The loan represents accounts payable invoiced to the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company in 2014.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable for the fiscal years ended December 31, 2015 and December 31, 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SKINOVATION PHARMACEUTICAL INCORPORATED

Financial Statements

December 31, 2015 and 2014

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical Incorporated

Salt Lake City, Utah

We have audited the accompanying balance sheets of Skinovation Pharmaceutical Incorporated as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical Incorporated as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 3, 2016

Skinovation Pharmaceutical Incorporated

Balance Sheets

	DEC 31, 2015	DEC 31, 2014

ASSETS
Current Assets
Cash	$302	$752
Total Current Assets	302	752
Total Assets	$302	$752

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$8,300	$10,600
Notes payable	156,621	139,371
Accrued interest	36,394	24,864
Total Current Liabilities	201,315	174,835
Total Liabilities	201,315	174,835
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(226,869)	(199,939)
Total Stockholders' Deficit	(201,013)	(174,083)
Total Liabilities and Stockholders' Deficit	$302	$752

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

REVENUES	$—	$—

EXPENSES
General and administrative	15,400	17,540
TOTAL EXPENSES	15,400	17,540

INCOME (LOSS) BEFORE OTHER EXPENSE	(15,400)	(17,540)

OTHER INCOME (EXPENSE)
Interest expense	(11,530)	(9,406)
Total other income (expense)	(11,530)	(9,406)

INCOME (LOSS) BEFORE INCOME TAXES	(26,930)	(26,946)

INCOME TAXES	—	—

NET INCOME (LOSS)	$(26,930)	$(26,946)

Basic and diluted net income (loss) per share	$(0.04)	$(0.05)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders’ Deficit

For the Years ended December 31, 2014 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2013	708,000	708	$25,148	$(172,993)	$(147,137)
Net income (loss) for the year ended December 31, 2014	—	—	—	(26,946)	(26,946)
Balance – December 31, 2014	708,000	708	25,148	(199,939)	(174,083)
Net income (loss) for the year ended December 31, 2015	—	—	—	(26,930)	(26,930)
Balance – December 31, 2015	708,000	708	$25,148	$(226,869)	$(201,013)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

Cash Flows from Operating Activities
Net income (loss)	$(26,930)	$(26,946)
Adjustments to reconcile net loss to cash used by operating activities:	—	—
Changes in assets and liabilities:
Increase (decrease) in accounts payable	8,300	10,600
Increase in accrued interest	11,530	9,406
Net cash used by operating activities	(7,100)	(6,940)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	6,650	4,800
Net cash provided by financing activities	6,650	4,800

Increase (decrease) in cash	(450)	(2,140)

Cash and cash equivalents at beginning of period	752	2,892

Cash and cash equivalents at end of period	$302	$752

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Converted accounts payable into notes payable	$10,600	$20,500

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2015 and 2014

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

	For the Years Ended December 31,
	2015	2014
Net Income (Loss) (numerator)	$(26,930)	$(26,946)
Weighted Average Number of Shares Outstanding (denominator)	708,000	708,000
Basic Loss per Common Share	$(0.04)	$(0.05)

For the years ended December 31, 2015 and 2014, the Company had no potentially dilutive common stock equivalents issued.

f. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2015 and December 31, 2014.

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

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $201,013 and has incurred losses of $226,869 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $226,869 and $199,939 as of December 31, 2015 and December 31, 2014, respectively, which may be offset against future taxable income through 2033. No tax benefit has been reported in the financial statements.

Deferred tax asset and the valuation account are as follows at December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014
Net operating loss carryforward (at 34%)	$77,135	$67,979
Valuation allowance	(77,135)	(67,979)
Deferred tax asset	$—	$—

The change in the valuation allowance was $9,156 during the year ended December 31, 2015.

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 3 - INCOME TAXES (Continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2015	2014
Current Federal tax	$—	$—
Current State tax	—	—
Change in NOL benefit	9,156	9,161
Change in valuation allowance	(9,156)	(9,161)
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013 and 2012.

NOTE 4 - ACCOUNTS AND NOTES PAYABLE

Through December 31, 2015, the Company recorded as accounts payable and notes payable $164,921 for services as well as cash advances received from unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for accounts payable at some future date. However, in 2012 it was determined that it was not in the best interests of the parties to issue stock for these liabilities; therefore, the parties have agreed that the accounts payable will be converted annually to notes payable, which bear interest at 8% and are due on demand. In 2015 the 2014 accounts payable of $10,600 were converted into notes payable and during 2014 the 2013 accounts payable of $20,500 were converted into notes payable. Notes payable at December 31, 2015 and 2014 were $156,621 and $139,371, respectively.

Accrued interest was $36,394 and $24,864 at December 31, 2015 and 2014 respectively.

For the fiscal year ended December 31, 2014, a third party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $8,300 in 2015 and $10,600 in 2014.

NOTE 5 - STOCK TRANSACTIONS

The Company did not issue any common stock, options, warrants or any other stock based awards subsequent to 2000.

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 6 - RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 19, 2014, Pritchett Siler & Hardy, P.C. became the Company's independent registered public accounting firm on March 10, 2014.

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

For the year ended December 31, 2015, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Hugo Rodier, M.D.	63	Director and President	May 2009 until our next annual meeting.
M. Jeanne Ball	58	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Dr. Rodier, did not receive any compensation from the Company during the year ended December 31, 2015. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 1, 2016.

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

	2015	2014
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Skinovation Pharmaceutical Incorporated are included in this report under Item 8 on pages 14 through 23.

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

Date: March 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date: March 23, 2016

By:    /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: March 23, 2016

