Form 10-Q
period 2016-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2016-05-12
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 6, 2016 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Financial Statements

March 31, 2016

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2016	DEC 31, 2015

ASSETS
Current Assets
Cash	$3,772	$302
Total Current Assets	3,772	302
Total Assets	$3,772	$302

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$13,400	$8,300
Notes payable	161,221	156,621
Accrued interest	39,534	36,394
Total Current Liabilities	214,155	201,315
Total Liabilities	214,155	201,315
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(236,239)	(226,869)
Total Stockholders' Deficit	(210,383)	(201,013)
Total Liabilities and Stockholders' Deficit	$3,772	$302

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2016	FOR THE THREE MONTHS ENDED MAR 31, 2015

REVENUES	$—	$—

EXPENSES
General and administrative	6,230	6,695
Total Expenses	6,230	6,695

NET OPERATING INCOME (LOSS) BEFORE OTHER EXPENSE	(6,230)	(6,695)

OTHER INCOME (EXPENSE)
Interest expense	(3,140)	(2,390)
Total other income (expense)	(3,140)	(2,390)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(9,370)	(9,085)

INCOME TAXES	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,370)	(9,085)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—

NET INCOME (LOSS)	$(9,370)	(9,085)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2016	FOR THE THREE MONTHS ENDED MAR 31, 2015

Cash Flows from Operating Activities
Net income (loss)	$(9,370)	$(9,085)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,100	2,900
Increase in accrued interest	3,140	2,390
Net cash used by operating activities	(1,130)	(3,795)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	4,600	5,000
Net cash provided by financing activities	4,600	5,000

Increase (decrease) in cash	3,470	1,205

Cash and cash equivalents at beginning of period	302	752

Cash and cash equivalents at end of period	$3,772	$1,957

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

March 31, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

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

NOTE 3 - RECENT PRONOUNCEMENT

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2016 and 2015 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At March 31, 2016 we had cash of $3,772 compared to $302 cash at December 31, 2015. Our total liabilities increased to $214,155 at March 31, 2016 from $201,315 at December 31, 2015. The increase in total liabilities is primarily due to increases in notes payable, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We did not record revenues in 2016 and 2015. General and administrative expense decreased to $6,230 for the 2016 first quarter compared to $6,695 for the 2015 first quarter. The decrease in general and administrative expense primarily represents reduced professional and consulting services required for our operations.

Total other expense representing accrued interest on notes payable increased to $3,140 for the 2016 first quarter compared to $2,390 for the 2015 first quarter.

Our net loss increased to $9,370 for the 2016 first quarter compared to $9,085 for the 2015 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2016 we had outstanding notes payable totaling $161,221. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest for the notes payable was $39,534 at March 31, 2016.

During the first quarter of 2016 we borrowed $4,600 from third parties and during the 2015 year we borrowed $6,650 from third parties. In addition we incurred $5,100 in accounts payable during the 2016 first quarter.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at March 31, 2016.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SKINOVATION PHARMACEUTICAL INCORPORATED

Date: May 12, 2016	By:	/s/Hugo Rodier
Hugo Rodier
President and Director
Principal Financial Officer

