Form 10-Q
period 2016-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2016-11-03
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of October 26, 2016 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Financial Statements

September 30, 2016

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2016	DEC 31, 2015

ASSETS
Current Assets
Cash	$1,567	$302
Total Current Assets	1,567	302
Total Assets	$1,567	$302

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$13,600	$8,300
Notes payable	164,221	156,621
Accrued interest	46,027	36,394
Total Current Liabilities	223,848	201,315
Total Liabilities	223,848	201,315
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(248,137)	(226,869)
Total Stockholders' Deficit	(222,281)	(201,013)
Total Liabilities and Stockholders' Deficit	$1,567	$302

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2016	FOR THE THREE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2015

REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	2,700	2,800	11,635	12,495
TOTAL EXPENSES	2,700	2,800	11,635	12,495

NET OPERATING INCOME (LOSS) BEFORE OTHER EXPENSE	(2,700)	(2,800)	(11,635)	(12,495)

OTHER INCOME (EXPENSE)
Interest expense	(3,269)	(2,510)	(9,633)	(7,378)
Total other income (expense)	(3,269)	(2,510)	(9,633)	(7,378)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,969)	(5,310)	(21,268)	(19,873)

INCOME TAXES	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,969)	(5,310)	(21,268)	(19,873)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	—	—	—

NET INCOME (LOSS)	$(5,969)	(5,310)	(21,268)	(19,873)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2015

Cash Flows from Operating Activities
Net income (loss)	$(21,268)	$(19,873)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,300	7,300
Increase in accrued interest	9,633	7,378
Net cash used by operating activities	(6,335)	(5,195)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	7,600	6,650
Net cash provided by financing activities	7,600	6,650

Increase (decrease) in cash	1,265	1,455

Cash and cash equivalents at beginning of period	302	752

Cash and cash equivalents at end of period	$1,567	$2,207

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

September 30, 2016

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2016 and 2015 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At September 30, 2016 we had cash of $1,567 compared to $302 cash at December 31, 2015. Our total liabilities increased to $223,848 at September 30, 2016 from $201,315 at December 31, 2015. The increase in total liabilities is primarily due to increases in notes payable, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We did not record revenues in 2016 or 2015. General and administrative expense decreased to $11,635 for the 2016 nine month period compared to $12,495 for the 2015 nine month period. General and administrative expense decreased to $2,700 for the 2016 third quarter compared to $2,800 for the 2015 third quarter. The decrease in general and administrative expense primarily represents reduced professional and consulting services required for our operations.

Total other expense representing accrued interest on notes payable increased to $9,633 for the 2016 nine month period compared to $7,378 for the 2015 nine month period and increased to $3,269 for the 2016 third quarter compared to $2,510 for the 2015 third quarter.

Our net loss increased to $21,268 for the 2016 nine month period compared to $19,873 for the 2015 nine month period and net loss increased to $5,969 for the 2016 third quarter compared to $5,310 for the 2015 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2016 we had outstanding notes payable totaling $164,221. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest for the notes payable was $46,027 at September 30, 2016.

During the nine month period of 2016 we borrowed $7,600 from third parties and during the 2015 year we borrowed $6,650 from third parties. In addition we incurred $5,300 in accounts payable during the 2016 nine month period.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at September 30, 2016.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 3, 2016	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

