Form 10-K
period 2016-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2017-03-20
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-30991

SKINOVATION PHARMACEUTICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	87-0458170 (I.R.S. Employer Identification No.)
2157 S. Lincoln Street, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of March 17, 2017, was 708,000.

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

PART I

ITEM 1. BUSINESS

Historical Development

The Company was originally incorporated in the state of Nevada on January 15, 1988, as Data Financial Corporation. On August 5, 1992, Data Financial changed its name to Skinovation Pharmaceutical Incorporated when it began operations as a licensee for pharmaceutical products; however, that operation ceased in 1993. On November 23, 2016 the Company filed Articles of Domestication in the state of Wyoming; effectively moving the Company’s state of domicile from Nevada to Wyoming.

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

Based upon current economic conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.” But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Skinovation.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2016, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2016, the Company had limited assets, had a negative working capital of $228,455 and had incurred losses of $254,311 since inception. Based upon these factors our auditors have issued a going concern opinion. We do not anticipate that we will have recurring revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our Company. We must obtain a business opportunity to support our operations.

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

Holders and Dividends

We had 306 stockholders of record of our common stock as of March 17, 2017. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are an emerging growth company and we did not record revenues prior to 2012. We recorded non-recurring revenues during 2012 related to business development consulting services provided to another; however, we have not recorded revenues since 2012. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

During 2012 we recorded non-recurring revenues related to consulting services; however, prior to 2012 we had not recorded revenues from operations since inception and have not recorded revenues since 2012. We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At December 31, 2016 we had $277 cash compared to $302 at December 31, 2015. Our total liabilities increased to $228,732 at December 31, 2016 from $201,315 at December 31, 2015 primarily due to increases in notes payable, cash advances, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We have not recorded revenues for the past two fiscal years. General and administrative expenses decreased to $14,525 for 2016 compared to $15,400 for 2015. The decrease in general and administrative expenses in 2016 primarily reflects reduced professional fee expenses related to our minimal operations.

Total other expense increased to $12,917 for 2016 compared to $11,530 for 2015 as a result of accrued interest on outstanding notes payable.

We recorded a net loss of $27,442 for 2016 compared to a net loss of $26,930 for 2015. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2016 we had outstanding notes payable totaling $172,521. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During 2016, we borrowed $7,600 from third parties and during 2015 we borrowed $6,650 from third parties. Accrued interest for the notes payable was $49,311 at December 31, 2016.

At December 31, 2016 we recorded accounts payable of $6,900 compared to $8,300 in accounts payable during 2015 representing amounts invoiced to the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company by First Equity Holdings Corp., a third party (“First Equity”). At December 31, 2016 the $8,300 account payable to First Equity was converted into a non-collateralized loan, carrying interest at 8% and due on demand. At December 31, 2016 the aggregate amount of accounts payable converted to loans owed to First Equity totaled $88,271.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable for the fiscal years ended December 31, 2016 and December 31, 2015, which results in a concentration of risk.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

December 31, 2016 and 2015

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572         FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical Incorporated

Salt Lake City, Utah

We have audited the accompanying balance sheets of Skinovation Pharmaceutical Incorporated as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical Incorporated as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 17, 2017

Skinovation Pharmaceutical Incorporated

Balance Sheets

	DEC 31, 2016	DEC 31, 2015

ASSETS
Current Assets
Cash	$277	$302
Total Current Assets	277	302
Total Assets	$277	$302

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$6,900	$8,300
Notes payable	172,521	156,621
Accrued interest	49,311	36,394
Total Current Liabilities	228,732	201,315
Total Liabilities	228,732	201,315
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(254,311)	(226,869)
Total Stockholders' Deficit	(228,455)	(201,013)
Total Liabilities and Stockholders' Deficit	$277	$302

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2016	FOR THE YEAR ENDED DEC 31, 2015

REVENUES	$—	$—

EXPENSES
General and administrative	14,525	15,400
TOTAL EXPENSES	14,525	15,400

INCOME (LOSS) BEFORE OTHER EXPENSE	(14,525)	(15,400)

OTHER INCOME (EXPENSE)
Interest expense	(12,917)	(11,530)
Total other income (expense)	(12,917)	(11,530)

INCOME (LOSS) BEFORE INCOME TAXES	(27,442)	(26,930)

INCOME TAXES	—	—

NET INCOME (LOSS)	$(27,442)	$(26,930)

Basic and diluted net income (loss) per share	$(0.04)	$(0.04)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders’ Deficit

For the Years ended December 31, 2015 and 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2014	708,000	708	$25,148	$(199,939)	$(174,083)
Net income (loss) for the year ended December 31, 2015	—	—	—	(26,930)	(26,930)
Balance – December 31, 2015	708,000	708	25,148	(226,869)	(201,013)
Net income (loss) for the year ended December 31, 2016	—	—	—	(27,442)	(27,442)
Balance – December 31, 2016	708,000	708	$25,148	$(254,311)	$(228,455)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2016	FOR THE YEAR ENDED DEC 31, 2015

Cash Flows from Operating Activities
Net income (loss)	$(27,442)	$(26,930)
Adjustments to reconcile net loss to cash used by operating activities:	—	—
Changes in assets and liabilities:
Increase (decrease) in accounts payable	6,900	8,300
Increase in accrued interest	12,917	11,530
Net cash used by operating activities	(7,625)	(7,100)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	7,600	6,650
Net cash provided by financing activities	7,600	6,650

Increase (decrease) in cash	(25)	(450)

Cash and cash equivalents at beginning of year	302	752

Cash and cash equivalents at end of year	$277	$302

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Converted accounts payable into notes payable	$8,300	$10,600

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization & Summary of Significant Accounting Policies

The Company was incorporated under the laws of the state of Nevada on January 15, 1988 as Data Financial Corporation. The Company changed its name to Skinovation Pharmaceutical Incorporated on August 5, 1992. On November 23, 2016 the Company changed its domicile from Nevada to Wyoming.

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

	For the Years Ended December 31,
	2016	2015
Net Income (Loss) (numerator)	$(27,442)	$(26,930)
Weighted Average Number of Shares Outstanding (denominator)	708,000	708,000
Basic Loss per Common Share	$(0.04)	$(0.04)

For the years ended December 31, 2016 and 2015, the Company had no potentially dilutive common stock equivalents issued.

f. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2016 and December 31, 2015.

g. Recognition of Revenue

The Company has adopted FASB ASC 605 which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. FASB ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly services provided when (i) persuasive evidence of an

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $228,455 and has incurred losses of $254,311 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $254,311 and $226,869 as of December 31, 2016 and December 31, 2015, respectively, which may be offset against future taxable income through 2033. No tax benefit has been reported in the financial statements.

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 3 - INCOME TAXES - continued

Deferred tax asset and the valuation account are as follows at December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016	2015
Net operating loss carryforward (at 34%)	$86,466	$77,135
Valuation allowance	(86,466)	(77,135)
Deferred tax asset	$—	$—

The change in the valuation allowance was $9,331 during the year ended December 31, 2016.

A reconciliation of amounts obtained by applying the Federal tax rate of 34% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2016	2015
Federal tax provision (at 34%)	$9,331	$9,156
Change in valuation allowance	(9,331)	(9,156)
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015, 2014 and 2013.

NOTE 4 - ACCOUNTS AND NOTES PAYABLE

Through December 31, 2016, the Company had recorded accounts payable and notes payable of $179,421 for services, as well as cash advances, received from unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date; therefore, they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. The accounts payable and advances on the books as of December 31, 2012 were converted to Notes Payable which bear interest at 8% and are due on demand.

Accrued interest was $49,311 and $36,394 at December 31, 2016 and 2015, respectively.

A third party invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,900 in 2016 and $8,300 in 2015.

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 5 - STOCK TRANSACTIONS

The Company did not issue any common stock, options, warrants or any other stock based awards subsequent in 2016 and 2015.

NOTE 6 - RECENT PRONOUNCEMENT

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in our independent registered public accounting firm or disagreement with such accountants on accounting financial disclosure during the past two fiscal years.

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

For the year ended December 31, 2016, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 23, 2016 the Company filed Articles of Domestication in the state of Wyoming effecting a change of domicile from Nevada to Wyoming. Accordingly, our board of directors adopted new bylaws which are filed as an exhibit to this Form 10-K.

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

Name	Age	Position Held	Director Term
Hugo Rodier	63	Director and President	May 2009 until our next annual meeting.
M. Jeanne Ball	58	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

Hugo Rodier – From 2000 to the present Dr. Rodier has been a Medical Director with Pioneer Comprehensive Clinic located in Draper, Utah. In addition, since 2002 he has been an adjunct professor of Family and Preventive Medicine and a member of the Utah School of Medicine Admissions Committee at the University of Utah. He received his medical degree from the University of Utah, School of Medicine.

M. Jeanne Ball – Ms. Ball works as an independent contractor performing duties of a legal assistant for attorneys. She currently serves as a director of Wings & Things, Inc., a company that has a class of securities registered with the SEC pursuant to Section 12. Her experience serving in management positions for public reporting companies may prove significant in our search for a business opportunity and may be critical to our operations moving forward.

During the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Dr. Rodier, did not receive any compensation from the Company during the year ended December 31, 2016. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 17, 2017.

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

	2016	2015
Audit fees	$5,400	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i).1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 of the Form 10-KSB, filed March 29, 2002)
3(i).2	Wyoming Articles of Domestication, filed November 23, 2016
3(ii)	Bylaws of Skinovation
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SKINOVATION PHARMACEUTICAL INCORPORATED

By:    /s/ Hugo Rodier

Hugo Rodier, President

Date: March 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date: March 17, 2017

By:    /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: March 17, 2017

