Form 10-Q
period 2017-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2017-05-11
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☑	Accelerated filer ☐ Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 5, 2017 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

March 31, 2017

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2017	DEC 31, 2016

ASSETS
Current Assets
Cash	$262	$277
Total Current Assets	262	277
Total Assets	$262	$277

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$12,400	$6,900
Notes payable	172,521	172,521
Accrued interest	52,761	49,311
Total Current Liabilities	237,682	228,732
Total Liabilities	237,682	228,732
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(263,276)	(254,311)
Total Stockholders' Deficit	(237,420)	(228,455)
Total Liabilities and Stockholders' Deficit	$262	$277

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2017	FOR THE THREE MONTHS ENDED MAR 31, 2016

REVENUES	$—	$—

EXPENSES
General and administrative	5,515	6,230
TOTAL EXPENSES	5,515	6,230

INCOME (LOSS) BEFORE OTHER EXPENSE	(5,515)	(6,230)

OTHER INCOME (EXPENSE)
Interest expense	(3,450)	(3,140)
Total other income (expense)	(3,450)	(3,140)

INCOME (LOSS) BEFORE INCOME TAXES	(8,965)	(9,370)

INCOME TAXES	—	—

NET INCOME (LOSS)	$(8,965)	$(9,370)

Basic and diluted net income (loss) per share	$(0.01)	$(0.04)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2017	FOR THE THREE MONTHS ENDED MAR 31, 2016

Cash Flows from Operating Activities
Net income (loss)	$(8,965)	$(9,370)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,500	5,100
Increase in accrued interest	3,450	3,140
Net cash used by operating activities	(15)	(1,130)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	4,600
Net cash provided by financing activities	—	4,600

Increase (decrease) in cash	(15)	3,470

Cash and cash equivalents at beginning of period	277	302

Cash and cash equivalents at end of period	$262	$3,772

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

March 31, 2017

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2017 and 2016 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At March 31, 2017 we had cash of $262 compared to $277 cash at December 31, 2016. Our total liabilities increased to $237,682 at March 31, 2017 from $228,732 at December 31, 2016. The increase in total liabilities is primarily due to increases in accounts payable, accrued interest and consulting services and professional services provided by, or paid for by, third parties.

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

Results of Operations

We did not record revenues in 2017 or 2016. General and administrative expense decreased to $5,515 for the 2017 first quarter compared to $6,230 for the 2016 first quarter. The decrease in general and administrative expense primarily represents reduced professional and consulting services required for our operations.

Total other expense representing accrued interest on notes payable increased to $3,450 for the 2017 first quarter compared to $3,140 for the 2016 first quarter.

Our net loss decreased to $8,965 for the 2017 first quarter compared to $9,370 for the 2016 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2017 we had outstanding notes payable totaling $172,521. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. We recorded accrued interest of $3,450 for the notes payable for the 2017 first quarter and recorded total accrued interest at March 31, 2017 of $52,761.

During the 2017 first quarter we incurred $9,000 in accounts payable for consulting services and professional services provided by, or paid for by, third parties. We also owe vendors $3,400 at March 31, 2017.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at March 31, 2017.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Wyoming Articles of Domestication, filed November 23, 2016 (Incorporated by reference to exhibit 3(i).2 of Form 10-K, filed March 20, 2017)
3(ii)	Bylaws of Skinovation (Incorporated by reference to exhibit 3(ii) of Form 10-K, filed March 20, 2017)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2017	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

