Form 10-Q
period 2017-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2017-11-09
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 3, 2017 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

September 30, 2017

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2017	DEC 31, 2016

ASSETS
Current Assets
Cash	$647	$277
Total Current Assets	647	277
Total Assets	$647	$277

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$12,000	$6,900
Notes payable	178,521	172,521
Accrued interest	59,807	49,311
Total Current Liabilities	250,328	228,732
Total Liabilities	250,328	228,732
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(275,537)	(254,311)
Total Stockholders' Deficit	(249,681)	(228,455)
Total Liabilities and Stockholders' Deficit	$647	$277

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2017	FOR THE THREE MONTHS ENDED SEPT 30, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2016

REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	2,605	2,700	10,730	11,635
TOTAL EXPENSES	2,605	2,700	10,730	11,635

INCOME (LOSS) BEFORE OTHER EXPENSE	(2,605)	(2,700)	(10,730)	(11,635)

OTHER INCOME (EXPENSE)
Interest expense	(3,556)	(3,269)	(10,496)	(9,633)
Total other income (expense)	(3,556)	(3,269)	(10,496)	(9,633)

INCOME (LOSS) BEFORE INCOME TAXES	(6,161)	(5,969)	(21,226)	(21,268)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(6,161)	$(5,969)	$(21,226)	$(21,268)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2016

Cash Flows from Operating Activities
Net income (loss)	$(21,226)	$(21,268)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,100	5,300
Increase in accrued interest	10,496	9,633
Net cash used by operating activities	(5,630)	(6,335)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	6,000	7,600
Net cash provided by financing activities	6,000	7,600

Increase (decrease) in cash	370	1,265

Cash and cash equivalents at beginning of period	277	302

Cash and cash equivalents at end of period	$647	$1,567

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

September 30, 2017

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

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

NOTE 3 – Notes Payable

During the nine months ended September 30, 2017, the Company borrowed $6,000 from third parties. These loans are due on demand and bear interest at the rate of 8%.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2017 and 2016 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At September 30, 2017 we had cash of $647 compared to $277 cash at December 31, 2016. Our total liabilities increased to $250,328 at September 30, 2017 from $228,732 at December 31, 2016. The increase in total liabilities is primarily due to increases in accounts payable and notes payable, accrued interest and consulting services and professional services provided by, or paid for by, third parties.

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

Results of Operations

We did not record revenues in 2017 or 2016. General and administrative expense decreased to $10,730 for the nine months ended September 30, 2017 (“2017 nine month period”) compared to $11,635 for the nine months ended September 30, 2016 (“2016 nine month period”). General and administrative expense decreased to $2,605 for the 2017 third quarter compared to $2,700 for the 2016 third quarter. The decrease in general and administrative expense primarily represents reduced professional and consulting services required for our operations.

Total other expense representing accrued interest on notes payable increased to $10,496 for the 2017 nine month period compared to $9,633 for the 2016 nine month period and increased to $3,556 for the 2017 third quarter compared to $3,269 for the 2016 third quarter.

Our net loss decreased to $21,226 for the 2017 nine month period compared to $21,268 for the 2016 nine month period, but increased to $6,161 for the 2017 third quarter compared to $5,969 for the 2016 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2017 we had outstanding notes payable totaling $178,521. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. We recorded accrued interest of $10,496 for the notes payable for the 2017 nine month period and recorded total accrued interest at September 30, 2017 of $59,807.

During the 2017 nine month period we borrowed $6,000 from third parties and recorded interest expense of $268 for that amount.

During the 2017 nine month period we incurred $5,100 in accounts payable for consulting services and professional services provided by, or paid for by, third parties.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at September 30, 2017.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 9, 2017	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

