Form 10-K
period 2017-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2018-03-23
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of March 16, 2018, was 708,000.

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

Our Business Plan

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing, we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

Our management will analyze the business opportunities; however, none of our management team are professional business analysts (See Part III, Item 10, below). Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Due to management’s limited experience with mergers and acquisitions, they may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our executive officers and directors. They have other business interests to which they currently devote attention, which include their primary employment. (See Part III, Item 10, below.) Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

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

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2017, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information under this Item.

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

Our shares of common stock are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (excluding their primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders and Dividends

We had 306 stockholders of record of our common stock as of March 16, 2018. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

During 2012 we recorded non-recurring revenues related to consulting services; however, prior to 2012 we had not recorded revenues from operations since inception and have not recorded revenues since 2012. We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At December 31, 2017 we had $547 cash compared to $277 at December 31, 2016. Our total liabilities increased to $256,417 at December 31, 2017 from $228,732 at December 31, 2016 primarily due to increases in notes payable, cash advances, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We have not recorded revenues for the past two fiscal years. General and administrative expenses decreased to $13,330 for 2017 compared to $14,525 for 2016. The decrease in general and administrative expenses in 2017 primarily reflects reduced professional fee expenses related to our minimal operations.

Total other expense increased to $14,085 for 2017 compared to $12,917 for 2016 as a result of accrued interest on outstanding notes payable.

We recorded a net loss of $27,415 for 2017 compared to a net loss of $27,442 for 2016. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2017, we had outstanding notes payable totaling $186,421, with accrued interest of $63,396. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During 2017 we borrowed $7,000 from third parties and recorded accrued interest for notes payable of $14,085.

During 2017 we incurred $6,600 in accounts payable for consulting services and professional services provided by, or paid for by First Equity Holdings Corp, a third party (“First Equity”). On December 31, 2017 we converted $6,900 accounts payable to First Equity for 2016 to notes payable. As of December 31, 2017 we owed $97,671 notes payable to First Equity.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at December 31, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. A company continues to be an emerging growth company for the first five fiscal years after it completes an initial public offering, unless one of the following occurs:

•	its total annual gross revenues are $1.07 billion or more;

•	it has issued more than $1 billion in non-convertible debt in the past three years; or

•	it becomes a “large accelerated filer,” as defined in Exchange Act Rule 12b-2.

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Tax Cuts and Jobs Act - The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 6 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period of enactment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SKINOVATION PHARMACEUTICAL INCORPORATED

Financial Statements

December 31, 2017 and 2016

INDEX

Report of Pinnacle Accountancy Group of Utah, PLLC	14

Report of Pritchett, Siler & Hardy, P.C.	15

Balance Sheets	16

Statements of Operations	17

Statements of Stockholders’ Deficit	18

Statements of Cash Flows	19

Notes to the Financial Statements	20 - 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical, Incorporated

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Skinovation Pharmaceutical, Incorporated (the Company) as of December 31 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 9, 2018

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical Incorporated

Salt Lake City, Utah

We have audited the accompanying balance sheet of Skinovation Pharmaceutical Incorporated as of December 31, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinovation Pharmaceutical Incorporated as of December 31, 2016 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 17, 2017

Skinovation Pharmaceutical Incorporated

Balance Sheets

	DEC 31, 2017	DEC 31, 2016

ASSETS
Current Assets
Cash	$547	$277
Total Current Assets	547	277
Total Assets	$547	$277

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$6,600	$6,900
Notes payable	186,421	172,521
Accrued interest	63,396	49,311
Total Current Liabilities	256,417	228,732
Total Liabilities	256,417	228,732
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(281,726)	(254,311)
Total Stockholders' Deficit	(255,870)	(228,455)
Total Liabilities and Stockholders' Deficit	$547	$277

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2017	FOR THE YEAR ENDED DEC 31, 2016

REVENUES	$—	$—

EXPENSES
General and administrative	13,330	14,525
TOTAL EXPENSES	13,330	14,525

INCOME (LOSS) BEFORE OTHER EXPENSE	(13,330)	(14,525)

OTHER INCOME (EXPENSE)
Interest expense	(14,085)	(12,917)
Total other income (expense)	(14,085)	(12,917)

INCOME (LOSS) BEFORE INCOME TAXES	(27,415)	(27,442)

INCOME TAXES	—	—

NET INCOME (LOSS)	$(27,415)	$(27,442)

Basic and diluted net income (loss) per share	$(0.04)	$(0.04)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated
Statements of Stockholders' Deficit
For the Years ended December 31, 2017 and 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2015	708,000	708	$25,148	$(226,869)	$(201,013)
Net income (loss) for the year ended December 31, 2016	—	—	—	(27,442)	(27,442)
Balance – December 31, 2016	708,000	708	25,148	(254,311)	(228,455)
Net income (loss) for the year ended December 31, 2017	—	—	—	(27,415)	(27,415)
Balance – December 31, 2017	708,000	708	$25,148	$(281,726)	$(255,870)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2017	FOR THE YEAR ENDED DEC 31, 2016

Cash Flows from Operating Activities
Net income (loss)	$(27,415)	$(27,442)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	6,600	6,900
Increase in accrued interest	14,085	12,917
Net cash used by operating activities	(6,730)	(7,625)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	7,000	7,600
Net cash provided by financing activities	7,000	7,600

Increase (decrease) in cash	270	(25)

Cash and cash equivalents at beginning of year	277	302

Cash and cash equivalents at end of year	$547	$277

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Converted accounts payable into notes payable	$6,900	$8,300

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization & Summary of Significant Accounting Policies

The Company was incorporated under the laws of the state of Nevada on January 15, 1988 as Data Financial Corporation. The Company changed its name to Skinovation Pharmaceutical Incorporated on August 5, 1992. On November 23, 2016 the Company changed its domicile from Nevada to Wyoming

b. Cash and Cash Equivalents

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

	For the Years Ended December 31,
	2017	2016
Net Income (Loss) (numerator)	$(27,415)	$(27,442)
Weighted Average Number of Shares Outstanding (denominator)	708,000	708,000
Basic Loss per Common Share	$(0.04)	$(0.04)

For the years ended December 31, 2017 and 2016, the Company had no potentially dilutive common stock equivalents issued.

f. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2017 and December 31, 2016.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $255,870 and has incurred losses of $281,726 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $281,726 and $254,311 as of December 31, 2017 and December 31, 2016, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax asset and the valuation account are as follows at December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017	2016
Net operating loss carryforward (at 21% and 34%)	$59,162	$86,466
Valuation allowance	(59,162)	(86,466)
Deferred tax asset	$0	$0

A reconciliation of amounts obtained by applying the Federal tax rate to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2017	2016
Federal tax benefit (at 21% and 34%)	$5,757	$9,330
Change in valuation allowance	27,304	(9,330)
Effect of rate change on Deferred Tax Asset	(33,061)	0
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015, and 2014.

NOTE 4 - ACCOUNTS AND NOTES PAYABLE

Through December 31, 2017, the Company had recorded as accounts payable and notes payable $193,021 for services as well as cash advances received from unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date, therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. The accounts payable and advances on the books as of December 31, 2012 were converted to Notes Payable which bear interest at 8% and are due on demand. The accounts payable for services each year are converted to loans at the end of the following year.

Accrued interest was $63,396 and $49,311 at December 31, 2017 and 2016 respectively.

A third party invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,600 in 2017 and $6,900 in 2016.

NOTE 5 - STOCK TRANSACTIONS

The Company did not issue any common stock, options, warrants or any other stock based awards subsequent in 2017 and 2016.

NOTE 6 - RECENT PRONOUNCEMENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 23, 2018, Pritchett Siler & Hardy, P.C., Certified Public Accountants, resigned as our independent registered public accounting firm. Pritchett Siler & Hardy, P.C. had audited our financial statements for the fiscal years ended December 31, 2016 and 2015.

On January 23, 2018, the Company engaged Heaton & Co., PLLC, dba Pinnacle Accountancy Group of Utah, as our independent registered public accounting firm and they audited our financial statements for the fiscal year ended December 31, 2017.

There were no disagreements between the Company and our independent principal accounting firms related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal years.

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

For the year ended December 31, 2017, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Hugo Rodier	65	Director and President	May 2009 until our next annual meeting.
M. Jeanne Ball	60	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

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

M. Jeanne Ball – Ms. Ball works as an independent contractor performing duties of a legal assistant for attorneys. She has experience serving in management positions for public reporting companies which may prove significant in our search for a business opportunity and may be critical to our operations moving forward.

During the past ten years, none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2017.

Code of Ethics

Since we have only two persons serving as executive officers and directors, and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and only two directors and executive officers. As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Dr. Rodier, did not receive any compensation from the Company during the year ended December 31, 2017. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years, and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 16, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our former independent public registered accounting firm, Pritchett, Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	2017	2016
Audit fees	$5,400	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Skinovation Pharmaceutical Incorporated are included in this report under Item 8 on pages 13 through 22.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i).1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 of the Form 10-KSB, filed March 29, 2002)
3(i).2	Wyoming Articles of Domestication, filed November 23, 2016 (Incorporated by reference to exhibit 3(i).2 of Form 10-K, filed March 20, 2017)
3(ii)	Bylaws of Skinovation (Incorporated by reference to exhibit 3(ii) of Form 10-K, filed March 20, 2017)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SKINOVATION PHARMACEUTICAL INCORPORATED

By:   /s/ Hugo Rodier

Hugo Rodier, President

Date: March 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date: March 23, 2018

By:   /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: March 23, 2018

