Form 10-Q
period 2018-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2018-05-10
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 8, 2018 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

March 31, 2018

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2018	DEC 31, 2017

ASSETS
Current Assets
Cash	$547	$547
Total Current Assets	547	547
Total Assets	$547	$547

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$12,175	$6,600
Notes payable	186,421	186,421
Accrued interest	67,124	63,396
Total Current Liabilities	265,720	256,417
Total Liabilities	265,720	256,417
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(291,029)	(281,726)
Total Stockholders' Deficit	(265,173)	(255,870)
Total Liabilities and Stockholders' Deficit	$547	$547

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2018	FOR THE THREE MONTHS ENDED MAR 31, 2017

REVENUES	$—	$—

EXPENSES
General and administrative	5,575	5,515
TOTAL EXPENSES	5,575	5,515
	(5,575)	(5,515)
INCOME (LOSS) BEFORE OTHER EXPENSE

OTHER INCOME (EXPENSE)
Interest expense	(3,728)	(3,450)
Total other income (expense)	(3,728)	(3,450)

INCOME (LOSS) BEFORE INCOME TAXES	(9,303)	(8,965)

INCOME TAXES	—	—

NET INCOME (LOSS)	$(9,303)	$(8,965)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2018	FOR THE THREE MONTHS ENDED MAR 31, 2017

Cash Flows from Operating Activities
Net income (loss)	$(9,303)	$(8,965)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	5,575	5,500
Increase in accrued interest	3,728	3,450
Net cash used by operating activities	—	(15)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Net cash provided by financing activities	—	—

Increase (decrease) in cash	—	(15)

Cash and cash equivalents at beginning of year	547	277

Cash and cash equivalents at end of year	$547	$262

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

March 31, 2018

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2018 and 2017 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At March 31, 2018 we had cash of $547 compared to $547 cash at December 31, 2017. Our total liabilities increased to $265,720 at March 31, 2018 from $256,417 at December 31, 2017. The increase in total liabilities is primarily due to increases in accounts payable and notes payable, accrued interest and consulting services and professional services provided by, or paid for by, third parties.

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

Results of Operations

We did not record revenues in 2018 or 2017. General and administrative expense increased to $5,575 for the 2018 first quarter compared to $5,515 for the 2017 first quarter. The decrease in general and administrative expense primarily represents reduced professional and consulting services required for our operations.

Total other expense representing accrued interest on notes payable increased to $3,728 for the 2018 first quarter compared to $3,450 for the 2017 first quarter.

Our net loss increased to $9,303 for the 2018 first quarter compared to $8,965 for the 2017 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2018 we had outstanding notes payable totaling $186,421. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. We recorded accrued interest of $3,728 for the notes payable for the 2018 first quarter and recorded total accrued interest at March 31, 2018 of $67,124.

During the 2017 first quarter we incurred $5,575 in accounts payable for consulting services and professional services provided by, or paid for by, third parties.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at March 31, 2018.

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

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 10, 2018	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

