Form 10-Q
period 2018-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2018-08-10
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 6, 2018 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

June 30, 2018

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2018	DEC 31, 2017

ASSETS
Current Assets
Cash	$162	$547
Total Current Assets	162	547
Total Assets	$162	$547

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$10,200	$6,600
Notes payable	190,621	186,421
Accrued interest	70,922	63,396
Total Current Liabilities	271,743	256,417
Total Liabilities	271,743	256,417
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(297,437)	(281,726)
Total Stockholders' Deficit	(271,581)	(255,870)
Total Liabilities and Stockholders' Deficit	$162	$547

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE THREE MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2018

REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	2,610	2,610	8,185	8,125
TOTAL EXPENSES	2,610	2,610	8,185	8,125

INCOME (LOSS) BEFORE OTHER EXPENSE	(2,610)	(2,610)	(8,185)	(8,125)

OTHER INCOME (EXPENSE)
Interest expense	(3,798)	(3,490)	(7,526)	(6,940)
Total other income (expense)	(3,798)	(3,490)	(7,526)	(6,940)

INCOME (LOSS) BEFORE INCOME TAXES	(6,408)	(6,100)	(15,711)	(15,065)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(6,408)	$(6,100)	$(15,711)	$(15,065)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2017

Cash Flows from Operating Activities
Net income (loss)	$(15,711)	$(15,065)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	3,600	3,600
Increase in accrued interest	7,526	6,940
Net cash used by operating activities	(4,585)	(4,525)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	4,200	4,500
Net cash provided by financing activities	4,200	4,500

Increase (decrease) in cash	(385)	(25)

Cash and cash equivalents at beginning of period	547	277

Cash and cash equivalents at end of period	$162	$252

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

June 30, 2018

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2018 and 2017 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At June 30, 2018 we had cash of $162 compared to $547 cash at December 31, 2017. Our total liabilities increased to $271,743 at June 30, 2018 from $256,417 at December 31, 2017. The increase in total liabilities is primarily due to increases in accounts payable for professional fees, notes payable and accrued interest.

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

Results of Operations

We did not record revenues in 2018 or 2017. General and administrative expense for the 2018 second quarter was $2,610 compared to $2,610 for the 2017 second quarter. General and administrative expense increased to $8,185 for the 2018 six month period compared to $8,125 for the 2017 six month period.

Total other expense representing accrued interest on notes payable increased to $3,798 for the 2018 second quarter compared to $3,490 for the 2017 second quarter and increased to $7,526 for the 2018 six month period compared to $6,940 for the 2017 six month period.

Our net loss increased to $6,408 for the 2018 second quarter compared to $6,100 for the 2017 second quarter and net loss increased to $15,711 for the 2018 six month period compared to $15,065 for the 2017 six month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2018 we had outstanding notes payable totaling $190,621. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. For the 2018 six month period we recorded accrued interest of $7,526 for the notes payable and recorded total accrued interest at June 30, 2018 of $70,922.

During the 2018 six month period we incurred $3,600 in accounts payable for consulting services and professional services provided by, or paid for by, third parties.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at June 30, 2018.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

Date: August 9, 2018	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

