Form 10-Q
period 2018-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2018-11-07
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 1, 2018 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

September 30, 2018

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2018	DEC 31, 2017

ASSETS
Current Assets
Cash	$147	$547
Total Current Assets	147	547
Total Assets	$147	$547

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$12,800	$6,600
Notes payable	190,621	186,421
Accrued interest	74,734	63,396
Total Current Liabilities	278,155	256,417
Total Liabilities	278,155	256,417
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(303,864)	(281,726)
Total Stockholders' Deficit	(278,008)	(255,870)
Total Liabilities and Stockholders' Deficit	$147	$547

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2018	FOR THE THREE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2018

REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	2,615	2,605	10,800	10,730
TOTAL EXPENSES	2,615	2,605	10,800	10,730

INCOME (LOSS) BEFORE OTHER EXPENSE	(2,615)	(2,605)	(10,800)	(10,730)

OTHER INCOME (EXPENSE)
Interest expense	(3,812)	(3,556)	(11,338)	(10,496)
Total other income (expense)	(3,812)	(3,556)	(11,338)	(10,496)

INCOME (LOSS) BEFORE INCOME TAXES	(6,427)	(6,161)	(22,138)	(21,226)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(6,427)	$(6,161)	$(22,138)	$(21,226)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2017

Cash Flows from Operating Activities
Net income (loss)	$(22,138)	$(21,226)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	6,200	5,100
Increase in accrued interest	11,338	10,496
Net cash used by operating activities	(4,600)	(5,630)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	4,200	6,000
Net cash provided by financing activities	4,200	6,000

Increase (decrease) in cash	(400)	370

Cash and cash equivalents at beginning of year	547	277

Cash and cash equivalents at end of year	$147	$647

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

September 30, 2018

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2018 and 2017 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At September 30, 2018 we had cash of $147 compared to $547 cash at December 31, 2017. Our total liabilities increased to $278,155 at September 30, 2018 from $256,417 at December 31, 2017. The increase in total liabilities is primarily due to increases in accounts payable for professional fees, notes payable and accrued interest.

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

Results of Operations

We did not record revenues in 2018 or 2017. General and administrative expense for the 2018 third quarter was $2,615 compared to $2,605 for the 2017 third quarter. General and administrative expense increased to $10,800 for the 2018 nine month period compared to $10,730 for the 2017 nine month period.

Total other expense representing interest expense on notes payable increased to $3,812 for the 2018 third quarter compared to $3,556 for the 2017 third quarter and increased to $11,338 for the 2018 nine month period compared to $10,496 for the 2017 nine month period.

Our net loss increased to $6,427 for the 2018 third quarter compared to $6,161 for the 2017 third quarter and net loss increased to $22,138 for the 2018 nine month period compared to $21,226 for the 2017 nine month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2018 we had outstanding notes payable totaling $190,621. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. For the 2018 nine month period we recorded interest expense of $11,338 for the notes payable and recorded total accrued interest at September 30, 2018 of $74,734.

During the 2018 nine month period we incurred $6,200 in accounts payable for consulting services and professional services provided by, or paid for by, third parties.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at September 30, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 6, 2018	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

