Form 10-K
period 2018-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2019-03-19
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of March 19, 2019, was 708,000.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock currently is not listed on any established public trading market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to our management. This due diligence review may be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. We anticipate that we will rely upon funds provided by loans from management and/or significant stockholders to conduct investigation and analysis of any potential target companies or businesses. We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other persons associated with the target business seeking our participation.

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

Certain conflicts of interest exist or may develop between us and our executive officers and directors. They have other business interests to which they currently devote attention, which include a medical practice and independent contractor services (See Part III, Item 10, below.) Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public reporting companies, many of which may have more funds available for such opportunities.

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

Available Information

We currently do not have a Company website.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed or quoted to trade on any public trading market. We do not have any outstanding options or warrants to purchase our securities or securities convertible into our common stock.

Holders and Dividends

We had 306 stockholders of record of our common stock as of March 19, 2019. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are an emerging growth company. We recorded non-recurring revenues related to business development consulting services provided to another company; however, we have not recorded revenues before or since 2012. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At December 31, 2018 we had $132 cash compared to $547 at December 31, 2017. Our total liabilities increased to $284,590 at December 31, 2018 from $256,417 at December 31, 2017 primarily due to increases in notes payable, cash advances, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We have not recorded revenues for the past two fiscal years. General and administrative expenses increased to $13,415 for 2018 compared to $13,330 for 2017. The increase in general and administrative expenses in 2018 primarily reflects increased professional fee expenses related to our minimal operations.

Total other expense increased to $15,173 for 2018 compared to $14,085 for 2017 as a result of accrued interest on outstanding notes payable.

We recorded a net loss of $28,588 for 2018 compared to a net loss of $27,415 for 2017. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2018, we had outstanding notes payable totaling $198,321, with accrued interest of $78,569. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During 2018 we borrowed $5,300 from third parties and recorded accrued interest for notes payable of $15,173.

During 2018 we incurred $6,600 in accounts payable for consulting services and professional services provided by, or paid for by a third party. On December 31, 2018 we converted $6,600 accounts payable owed to this third party for 2017 to notes payable. As of December 31, 2018 we owed $198,321 in notes payable and $7,700 in accounts payable to this third party.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at December 31, 2018.

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

Tax Cuts and Jobs Act

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 3 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period enacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SKINOVATION PHARMACEUTICAL INCORPORATED

Financial Statements

December 31, 2018 and 2017

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical Incorporated

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Skinovation Pharmaceutical Incorporated (the Company) as of December 31 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 12, 2019

Skinovation Pharmaceutical Incorporated

Balance Sheets

	DEC 31, 2018	DEC 31, 2017

ASSETS
Current Assets
Cash	$132	$547
Total Current Assets	132	547
Total Assets	$132	$547

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$7,700	$6,600
Notes payable	198,321	186,421
Accrued interest	78,569	63,396
Total Current Liabilities	284,590	256,417
Total Liabilities	284,590	256,417
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(310,314)	(281,726)
Total Stockholders' Deficit	(284,458)	(255,870)
Total Liabilities and Stockholders' Deficit	$132	$547

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2018	FOR THE YEAR ENDED DEC 31, 2017

REVENUES	$—	$—

EXPENSES
General and administrative	13,415	13,330
TOTAL EXPENSES	13,415	13,330

INCOME (LOSS) BEFORE OTHER EXPENSE	(13,415)	(13,330)

OTHER INCOME (EXPENSE)
Interest expense	(15,173)	(14,085)
Total other income (expense)	(15,173)	(14,085)

INCOME (LOSS) BEFORE INCOME TAXES	(28,588)	(27,415)

INCOME TAXES	—	—

NET INCOME (LOSS)	$(28,588)	$(27,415)

Basic and diluted net income (loss) per share	$(0.04)	$(0.04)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statement of Stockholders’ Deficit

For the Years ended December 31, 2018 and 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2016	708,000	708	$25,148	$(254,311)	$(228,455)
Net income (loss) for the year ended December 31, 2017	—	—	—	(27,415)	(27,415)
Balance – December 31, 2017	708,000	708	25,148	(281,726)	(255,870)
Net income (loss) for the year ended December 31, 2018	—	—	—	(28,588)	(28,588)
Balance – December 31, 2018	708,000	708	$25,148	$(310,314)	$(284,458)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2018	FOR THE YEAR ENDED DEC 31, 2017

Cash Flows from Operating Activities
Net income (loss)	$(28,588)	$(27,415)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	7,700	6,600
Increase in accrued interest	15,173	14,085
Net cash used by operating activities	(5,715)	(6,730)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	5,300	7,000
Net cash provided by financing activities	5,300	7,000

Increase (decrease) in cash	(415)	270

Cash and cash equivalents at beginning of year	547	277

Cash and cash equivalents at end of year	$132	$547

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Converted accounts payable into notes payable	$6,600	$6,900

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2018 and 2017

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

	For the Years Ended December 31,
	2018	2017
Net Income (Loss) (numerator)	$(28,588)	$(27,415)
Weighted Average Number of Shares Outstanding (denominator)	708,000	708,000
Basic Loss per Common Share	$(0.04)	$(0.04)

For the years ended December 31, 2018 and 2017, the Company had no potentially dilutive common stock equivalents issued.

e. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2018 and December 31, 2017.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $284,458 and has incurred losses of $310,314 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued ASC 740-10 which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $310,314 and $281,726 as of December 31, 2018 and December 31, 2017, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal Tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax asset and the valuation account are as follows at December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Net operating loss carryforward (at 21%)	$65,166	$59,162
Valuation allowance	(65,166)	(59,162)
Deferred tax asset	$—	$—

The change in the valuation allowance was $6,004 during the year ended December 31, 2018.

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2018	2017
Federal tax benefit (at 21%)	$6,004	$5,757
Change in valuation allowance	(6,004)	27,304
Effect of rate change on Deferred Tax Asset	—	(33,061)
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2018, 2017, 2016, and 2015.

NOTE 4 - ACCOUNTS AND NOTES PAYABLE

At December 31, 2018 and 2017, the Company had accounts payable of $7,700 and $6,600, respectively, and notes payable of $198,321 and $186,421, respectively, for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand. The accounts payable for services each year are converted to loans at the end of the following year. Accounts payable of $6,600 and $6,900 were converted to notes payable at December 31, 2018 and 2017, respectively.

Accrued interest was $78,569 and $63,396 at December 31, 2018 and 2017 respectively.

NOTE 5 - STOCK TRANSACTIONS

The Company did not issue any common stock, options, warrants or any other stock based awards in 2018 or 2017.

NOTE 6 - RECENT PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 7 - FAIR VALUE MEASUREMENTS

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short term nature of these instruments.

NOTE 8 - SUBSEQUENT EVENTS

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

On January 23, 2018, the Company engaged Heaton & Co., PLLC, dba Pinnacle Accountancy Group of Utah, as our independent registered public accounting firm and they audited our financial statements for the fiscal year ended December 31, 2018 and 2017.

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

  maintain records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2018, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Hugo Rodier	66	Director and President	May 2009 until our next annual meeting.
M. Jeanne Ball	61	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

Hugo Rodier – From 2000 to the present Mr. Rodier has been a Medical Director with Pioneer Comprehensive Clinic located in Draper, Utah. In addition, since 2002 he has been an adjunct professor of Family and Preventive Medicine and a member of the Utah School of Medicine Admissions Committee at the University of Utah. He received his medical degree from the University of Utah, School of Medicine.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Hugo Rodier, did not receive any compensation from the Company during the year ended December 31, 2018. None of our named executive officers received any cash or non-cash compensation from us during the past two fiscal years, and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 19, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our independent public registered accounting firms, Pinnacle Accountancy Group of Utah and Pritchett Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	Pinnacle Accountancy Group of Utah	Pritchett Siler & Hardy, P.C.
	2018	2017
Audit fees	$5,400	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

Date: March 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date: March 19, 2019

By:  /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: March 19, 2019

