Form 10-Q
period 2019-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2019-05-14
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 14, 2019 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

March 31, 2019

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	MARCH 31, 2019	DEC 31, 2018

ASSETS
Current Assets
Cash	$117	$132
Total Current Assets	117	132
Total Assets	$117	$132

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$12,000	$7,700
Notes payable	199,421	198,321
Accrued interest	82,521	78,569
Total Current Liabilities	293,942	284,590
Total Liabilities	293,942	284,590
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid-in capital	25,148	25,148
Accumulated deficit	(319,681)	(310,314)
Total Stockholders' Deficit	(293,825)	(284,458)
Total Liabilities and Stockholders' Deficit	$117	$132

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019	FOR THE THREE MONTHS ENDED MARCH 31, 2018

REVENUES	$—	$—

EXPENSES
General and administrative	5,415	5,575
TOTAL EXPENSES	5,415	5,575

INCOME (LOSS) BEFORE OTHER EXPENSE	(5,415)	(5,575)

OTHER INCOME (EXPENSE)
Interest expense	(3,952)	(3,728)
Total other income (expense)	(3,952)	(3,728)

INCOME (LOSS) BEFORE INCOME TAXES	(9,367)	(9,303)

INCOME TAXES	—	—

NET INCOME (LOSS)	$(9,367)	$(9,303)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders’ Deficit

For the three months ended March 31, 2018 and 2019

(Unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance December 31, 2017	$708,000	$708	$25,148	$(281,726)	$(255,870)
Net loss for the quarter ended March 31, 2018	—	—	—	(9,303)	(9,303)
Balance at March 31, 2018	$708,000	$708	25,148	(291,029)	(265,173)

Balance December 31, 2018	$708,000	$708	$25,148	$(310,314)	$(284,458)
Net loss for the quarter ended March 31, 2019	—	—	—	(9,367)	(9,367)
Balance at March 31, 2019	$708,000	$708	$25,148	$(319,681)	$(293,825)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019	FOR THE THREE MONTHS ENDED MARCH 31, 2018

Cash Flows from Operating Activities
Net income (loss)	$(9,367)	$(9,303)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	4,300	5,575
Increase in accrued interest	3,952	3,728
Net cash used by operating activities	(1,115)	—

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	1,100	—
Net cash provided by financing activities	1,100	—

Increase (decrease) in cash	(15)	—

Cash and cash equivalents at beginning of period	132	547

Cash and cash equivalents at end of period	$117	$547

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

March 31, 2019

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year ended December 31, 2019.

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

NOTE 3 – ACCOUNTS AND NOTES PAYABLE

At March 31, 2109 and December 31, 2018, the Company had accounts payable of $12,000 and $7,700, respectively, and notes payable of $199,421 and $198,321, respectively, for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand.

Accrued interest on the notes was $82,521 and $78,569 at March 31, 2019 and December 31, 2018 respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2019 and 2018 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At March 31, 2019 we had cash of $117 compared to $132 cash at December 31, 2018. Our total liabilities increased to $293,942 at March 31, 2019 from $284,590 at December 31, 2018. The increase in total liabilities is primarily due to increases in accounts payable for professional fees, notes payable and accrued interest.

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

Results of Operations

We did not record revenues in 2019 or 2018. General and administrative expense for the 2019 first quarter was $5,415 compared to $5,575 for the 2018 first quarter.

Total other expense representing interest expense on notes payable increased to $3,952 for the 2019 first quarter compared to $3,728 for the 2018 first quarter.

Our net loss increased to $9,367 for the 2019 first quarter compared to $9,303 for the 2018 first quarter Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2019 we had outstanding notes payable totaling $199,421. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the 2019 first quarter a third party invoiced the Company $1,500 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. For the 2019 first quarter we recorded interest expense of $3,952 for notes payable and recorded total accrued interest at March 31, 2019 of $82,521.

During the 2019 first quarter we incurred $1,500 in accounts payable for consulting services and professional services provided by, or paid for by, third parties. In addition we incurred amounts due vendors of $2,800. Total accounts payable at March 31, 2019 were $12,000.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at March 31, 2019.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 14, 2019	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

