Form 10-Q
period 2019-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2019-11-12
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of November 12, 2019 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

September 30, 2019

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2019	DEC 31, 2018

ASSETS
Current Assets
Cash	$92	$132
Total Current Assets	92	132
Total Assets	$92	$132

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$11,100	$7,700
Notes payable	205,721	198,321
Accrued interest	90,627	78,569
Total Current Liabilities	307,448	284,590
Total Liabilities	307,448	284,590
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid-in capital	25,148	25,148
Accumulated deficit	(333,212)	(310,314)
Total Stockholders' Deficit	(307,356)	(284,458)
Total Liabilities and Stockholders' Deficit	$92	$132

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2019	FOR THE THREE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2019	FOR THE NINE MONTHS ENDED SEPT 30, 2018

REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	2,715	2,615	10,840	10,800
TOTAL EXPENSES	2,715	2,615	10,840	10,800

INCOME (LOSS) BEFORE OTHER EXPENSE	(2,715)	(2,615)	(10,840)	(10,800)

OTHER INCOME (EXPENSE)
Interest expense	(4,085)	(3,812)	(12,058)	(11,338)
Total other income (expense)	(4,085)	(3,812)	(12,058)	(11,338)

INCOME (LOSS) BEFORE INCOME TAXES	(6,800)	(6,427)	(22,898)	(22,138)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(6,800)	$(6,427)	$(22,898)	$(22,138)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders’ Deficit

For the nine months ended September 30, 2018 and 2019

(Unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance December 31, 2017	708,000	$708	$25,148	$(281,726)	$(255,870)
Net loss for the quarter ended March 31, 2018	—	—	—	(9,303)	(9,303)
Balance at March 31, 2018	708,000	$708	$25,148	$(291,029)	$(265,173)
Net loss for the quarter ended June 30, 2018	—	—	—	(6,408)	(6,408)
Balance at June 30, 2018	708,000	$708	$25,148	$(297,437)	$(271,581)
Net loss for the quarter ended September 30, 2018	—	—	—	(6,427)	(6,427)
Balance at September 30, 2018	708,000	$708	$25,148	$(303,864)	$(278,008)

Balance December 31, 2018	708,000	$708	$25,148	$(310,314)	$(284,458)
Net loss for the quarter ended March 31, 2019	—	—	—	(9,367)	(9,367)
Balance at March 31, 2019	708,000	$708	$25,148	$(319,681)	$(293,825)
Net loss for the quarter ended June 30, 2019	—	—	—	(6,731)	(6,731)
Balance at June 30, 2019	708,000	$708	$25,148	$(326,412)	$(300,556)
Net loss for the quarter ended September 30, 2019	—	—	—	(6,800)	(6,800)
Balance at September 30, 2019	708,000	$708	$25,148	$(333,212)	$(307,356)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2019	FOR THE NINE MONTHS ENDED SEPT 30, 2018

Cash Flows from Operating Activities
Net income (loss)	$(22,898)	$(22,138)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	3,400	6,200
Increase in accrued interest	12,058	11,338
Net cash used by operating activities	(7,440)	(4,600)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	7,400	4,200
Net cash provided by financing activities	7,400	4,200

Increase (decrease) in cash	(40)	(400)

Cash and cash equivalents at beginning of period	132	547

Cash and cash equivalents at end of period	$92	$147

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

September 30, 2019

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2019 are not necessarily indicative of the operating results for the full year ended December 31, 2019.

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

NOTE 3 – ACCOUNTS AND NOTES PAYABLE

At September 30, 2019 and December 31, 2018, the Company had accounts payable of $11,100 and $7,700, respectively, and notes payable of $205,721 and $198,321, respectively, for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand.

Accrued interest on the notes was $90,627 and $78,569 at September 30, 2019 and December 31, 2018, respectively

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2019 and 2018 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At September 30, 2019 we had cash of $92 compared to $132 cash at December 31, 2018. Our total liabilities increased to $307,448 at September 30, 2019 from $284,590 at December 31, 2018. The increase in total liabilities is primarily due to increases in accounts payable for professional fees, notes payable and accrued interest.

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

Results of Operations

We did not record revenues in either 2019 or 2018. General and administrative expense was $10,840 for the nine months ended September 30, 2019 (“2019 nine month period”) compared to $10,800 for the nine months ended September 30, 2018 (“2018 nine month period”). General and administrative expense was $2,715 for the three months ended September 30, 2019 (“2019 third quarter”) compared to $2,610 for the three months ended September 30, 2018 (“2018 third quarter”).

Total other expense increased to $12,058 for the 2019 nine month period compared to $11,338 for the 2018 nine month period. Total other expense increased to $4,085 for the 2019 third quarter compared to $3,798 for the 2018 third quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $22,898 for the 2019 nine month period compared to $22,138 for the 2018 nine month period. Our net loss increased to $6,800 for the 2019 third quarter compared to $6,408 for the 2018 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2019 we had outstanding notes payable totaling $205,721. During the 2019 nine month period a third party loaned the Company $7,400. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. For the 2019 nine month period we recorded interest expense of $12,058 for notes payable and recorded total accrued interest at September 30, 2019 of $90,627.

During the 2019 nine month period we incurred $3,400 in accounts payable for consulting services and professional services provided or paid for by third parties. Total accounts payable at September 30, 2019 were $11,100.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at September 30, 2019.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 12, 2019	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

