Form 10-Q/A
period 2019-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2019-11-18
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment to the Company’s report on Form 10-Q for the period ended September 30, 2019, filed November 12, 2019, is being filed to correct the financial number disclosures included in the “Results of Operations” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are filing this amendment and re-executed Section 305 and Section 906 certifications required by the Sarbanes-Oxley Act of 2002. Please note that this Form 10-Q does not include subsequent events occurring after the original filing date of the Form 10-Q.

PART I – FINANCIAL INFORMATION

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

Results of Operations

We did not record revenues in either 2019 or 2018. General and administrative expense was $10,840 for the nine months ended September 30, 2019 (“2019 nine month period”) compared to $10,800 for the nine months ended September 30, 2018 (“2018 nine month period”). General and administrative expense was $2,715 for the three months ended September 30, 2019 (“2019 third quarter”) compared to $2,615 for the three months ended September 30, 2018 (“2018 third quarter”).

Total other expense increased to $12,058 for the 2019 nine month period compared to $11,338 for the 2018 nine month period. Total other expense increased to $4,085 for the 2019 third quarter compared to $3,812 for the 2018 third quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $22,898 for the 2019 nine month period compared to $22,138 for the 2018 nine month period. Our net loss increased to $6,800 for the 2019 third quarter compared to $6,427 for the 2018 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Wyoming Articles of Domestication, filed November 23, 2016 (Incorporated by reference to exhibit 3(i).2 of Form 10-K, filed March 20, 2017)
3(ii)	Bylaws of Skinovation (Incorporated by reference to exhibit 3(ii) of Form 10-K, filed March 20, 2017)
101.INS	XBRL Instance Document (Filed November 12, 2019)
101.SCH	XBRL Taxonomy Extension Schema Document (Filed November 12, 2019)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (Filed November 12, 2019)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Filed November 12, 2019)
101.LAB	XBRL Taxonomy Label Linkbase Document (Filed November 12, 2019)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (Filed November 12, 2019)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2019	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer