Form 10-K
period 2019-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2020-07-10
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☑	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of July 10, 2020, was 708,000.

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

We are subject to the Securities Exchange Act of 1934 (“Exchange Act”) and are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events in a Current Report on Form 8-K. We are also subject to Section 14(a) of the Exchange Act which requires the Company to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting of stockholders or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

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

Holders and Dividends

We had 306 stockholders of record of our common stock as of July 10, 2020. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At December 31, 2019 we had $77 cash compared to $132 at December 31, 2018. Our total liabilities increased to $314,262 at December 31, 2019 from $284,590 at December 31, 2018 primarily due to increases in notes payable, cash advances, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We have not recorded revenues for the past two fiscal years. General and administrative expenses increased to $13,555 for 2019 compared to $13,415 for 2018. The increase in general and administrative expenses in 2019 primarily reflects increased professional fee expenses related to our minimal operations.

Total other expense increased to $16,172 for 2019 compared to $15,173 for 2018 as a result of accrued interest on outstanding notes payable.

We recorded a net loss of $29,727 for 2019 compared to a net loss of $28,588 for 2018. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2019, we had outstanding notes payable totaling $212,321, with accrued interest of $94,741. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During 2019 we borrowed $7,400 from third parties and recorded accrued interest for notes payable of $16,172 for 2019.

At December 31, 2019, we had outstanding accounts payable of $7,200 for consulting services and professional services provided by, or paid for by a third party. On December 31, 2019 we converted $6,600 accounts payable owed to this third party for 2018 to notes payable resulting in total accounts payable of $7,700.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at December 31, 2019.

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

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical Incorporated

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Skinovation Pharmaceutical Incorporated (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

July 6, 2020

Skinovation Pharmaceutical Incorporated

Balance Sheets

	DEC 31, 2019	DEC 31, 2018

ASSETS
Current Assets
Cash	$77	$132
Total Current Assets	77	132
Total Assets	$77	$132

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$7,200	$7,700
Notes payable	212,321	198,321
Accrued interest	94,741	78,569
Total Current Liabilities	314,262	284,590
Total Liabilities	314,262	284,590
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(340,041)	(310,314)
Total Stockholders' Deficit	(314,185)	(284,458)
Total Liabilities and Stockholders' Deficit	$77	$132

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2019	FOR THE YEAR ENDED DEC 31, 2018

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	13,555	13,415
TOTAL OPERATING EXPENSES	13,555	13,415

INCOME (LOSS) BEFORE OTHER EXPENSE	(13,555)	(13,415)

OTHER INCOME (EXPENSE)
Interest expense	(16,172)	(15,173)
Total other income (expense)	(16,172)	(15,173)

INCOME (LOSS) BEFORE INCOME TAXES	(29,727)	(28,588)

INCOME TAXES	—	—

NET INCOME (LOSS)	$(29,727)	$(28,588)

Basic and diluted net income (loss) per share	$(0.04)	$(0.04)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders’ Deficit

For the Years ended December 31, 2018 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2017	708,000	708	$25,148	$(281,726)	$(255,870)
Net income (loss) for the year ended December 31, 2018	—	—	—	(28,588)	(28,588)
Balance – December 31, 2018	708,000	708	25,148	(310,314)	(284,458)
Net income (loss) for the year ended December 31, 2019	—	—	—	(29,727)	(29,727)
Balance – December 31, 2019	708,000	708	$25,148	$(340,041)	$(314,185)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2019	FOR THE YEAR ENDED DEC 31, 2018

Cash Flows from Operating Activities
Net income (loss)	$(29,727)	$(28,588)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	6,100	7,700
Increase in accrued interest	16,172	15,173
Net cash used by operating activities	(7,455)	(5,715)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	7,400	5,300
Net cash provided by financing activities	7,400	5,300

Increase (decrease) in cash	(55)	(415)

Cash and cash equivalents at beginning of year	132	547

Cash and cash equivalents at end of year	$77	$132

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities	$—	$—
Conversion of accounts payable to notes payable	$6,600	$6,600

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2019 and 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	For the Years Ended December 31,
	2019	2018
Net Income (Loss) (numerator)	$(29,727)	$(28,588)
Weighted Average Number of Shares Outstanding (denominator)	708,000	708,000
Basic Loss per Common Share	$(0.04)	$(0.04)

For the years ended December 31, 2019 and 2018, the Company had no potentially dilutive common stock equivalents issued.

e.	Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable for the fiscal years ended December 31, 2019 and December 31, 2018.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $314,185 and has incurred losses of $340,041 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 – INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $340,041 and $310,314 as of December 31, 2019 and December 31, 2018, respectively, which may be offset against future taxable income. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal Tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax asset and the valuation account are as follows at December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Net operating loss carryforward (at 21%)	$71,409	$65,166
Valuation allowance	(71,409)	(65,166)
Deferred tax asset	$—	$—

The change in the valuation allowance was $6,243 during the year ended December 31, 2019.

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2019	2018
Federal tax benefit (at 21%)	$6,243	$6,004
Change in valuation allowance	(6,243)	(6,004)
Effect of rate change on Deferred Tax Asset	—	—
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2019 and 2018 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2019, 2018 and 2017.

NOTE 4 – ACCOUNTS AND NOTES PAYABLE

At December 31, 2019 and 2018, the Company had accounts payable of $7,200 and $7,700, respectively, and notes payable of $212,321 and $198,321, respectively, for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand. The accounts payable for services each year are converted to loans at the end of the following year. Accounts payable of $6,600 and $6,600 were converted to notes payable at December 31, 2019 and 2018, respectively.

Accrued interest was $94,741 and $78,569 at December 31, 2019 and 2018, respectively.

A third party invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,000 in 2019 and $6,600 in 2018.

NOTE 5 – STOCK TRANSACTIONS

The Company did not issue any common stock, options, warrants or any other stock based awards in 2019 and 2018.

NOTE 6 – RECENT PRONOUNCEMENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in or disagreement with our independent registered public accounting firm on accounting financial disclosure during the past two fiscal years.

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

For the year ended December 31, 2019, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Hugo Rodier	67	Director and President	May 2009 until our next annual meeting.
M. Jeanne Ball	62	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of July 10, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our independent public registered accounting firm, Pinnacle Accountancy Group of Utah, in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	Pinnacle Accountancy Group of Utah	Pinnacle Accountancy Group of Utah
	2019	2018
Audit fees	$6,200	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i).1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 of the Form 10-KSB, filed March 29, 2002)
3(i).2	Wyoming Articles of Domestication, filed November 23, 2016 (Incorporated by reference to exhibit 3(i).2 of Form 10-K, filed March 20, 2017)
3(ii)	Bylaws of Skinovation (Incorporated by reference to exhibit 3(ii) of Form 10-K, filed March 20, 2017)
4.6	Description of Securities
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SKINOVATION PHARMACEUTICAL INCORPORATED

By:  /s/ Hugo Rodier

Hugo Rodier, President

Date: July 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial Officer

Date: July 10, 2020

By:  /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: July 10, 2020

