Form 10-Q
period 2020-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2020-08-26
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of August 26, 2020 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

March 31, 2020

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	MARCH 31, 2020	DEC 31, 2019

ASSETS
Current Assets
Cash	$62	$77
Total Current Assets	62	77
Total Assets	$62	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$11,400	$7,200
Notes payable	213,521	212,321
Accrued interest	98,928	94,741
Total Current Liabilities	323,849	314,262
Total Liabilities	323,849	314,262
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid-in capital	25,148	25,148
Accumulated deficit	(349,643)	(340,041)
Total Stockholders' Deficit	(323,787)	(314,185)
Total Liabilities and Stockholders' Deficit	$62	$77

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020	FOR THE THREE MONTHS ENDED MARCH 31, 2019

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	5,415	5,415
TOTAL OPERATING EXPENSES	5,415	5,415

INCOME (LOSS) BEFORE OTHER EXPENSE	(5,415)	(5,415)

OTHER INCOME (EXPENSE)
Interest expense	(4,187)	(3,952)
Total other income (expense)	(4,187)	(3,952)

INCOME (LOSS) BEFORE INCOME TAXES	(9,602)	(9,367)

INCOME TAXES	—	—

NET INCOME (LOSS)	$(9,602)	$(9,367)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders’ Deficit

For the three months ended March 31, 2019 and 2020

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit

Balance December 31, 2018	708,000	$708	$25,148	$(310,314)	$(284,458)
Net loss for the quarter ended March 31, 2019	—	—	—	(9,367)	(9,367)
Balance at March 31, 2019	708,000	$708	$25,148	$(319,681)	$(293,825)

Balance December 31, 2019	708,000	$708	$25,148	$(340,041)	$(314,185)
Net loss for the quarter ended March 31, 2020	—	—	—	(9,602)	(9,602)
Balance at March 31, 2020	708,000	$708	$25,148	$(349,643)	$(323,787)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020	FOR THE THREE MONTHS ENDED MARCH 31, 2019

Cash Flows from Operating Activities
Net income (loss)	$(9,602)	$(9,367)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	4,200	4,300
Increase in accrued interest	4,187	3,952
Net cash used by operating activities	(1,215)	(1,115)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	1,200	1,100
Net cash provided by financing activities	1,200	1,100

Increase (decrease) in cash	(15)	(15)

Cash and cash equivalents at beginning of period	77	132

Cash and cash equivalents at end of period	$62	$117

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

March 31, 2020

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2020 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results for the full year ended December 31, 2020.

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

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations. The Company is unable to predict the ultimate impact at this time.

NOTE 3 – ACCOUNTS AND NOTES PAYABLE

At March 31, 2020 and December 31, 2019, the Company had accounts payable of $11,400 and $7,200, respectively.

During the three month period ended March 31, 2020 a third party loaned the Company $1,200. As of March 31, 2020 and December 31, 2019 notes payable was $213,521 and $212,321, respectively. The notes payable are for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand.

Accrued interest on the notes was $98,928 and $94,741 at March 31, 2020 and December 31, 2019, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2020 and 2019 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At March 31, 2020 we had cash of $62 compared to $77 cash at December 31, 2019. Our total liabilities increased to $323,849 at March 31, 2020 from $314,262 at December 31, 2019. The increase in total liabilities is primarily due to increases in accounts payable for professional fees, notes payable and accrued interest.

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

Results of Operations

We did not record revenues in either 2020 or 2019. General and administrative expense was $5,415 for the three months ended March 31, 2020 (“2020 first quarter”) and the three months ended March 31, 2019 (“2019 first quarter”).

Total other expense increased to $4,817 for the 2020 first quarter compared to $3,952 for the 2019 first quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $9,602 for the 2020 first quarter compared to $9,367 for the 2019 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2020 we had outstanding notes payable totaling $213,521. During the 2020 first quarter a third party loaned the Company $1,200. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.

We recorded total accrued interest at March 31, 2020 of $98,928.

During the 2020 first quarter we incurred $4,200 in accounts payable for consulting services and professional services provided or paid for by third parties. Total accounts payable at March 31, 2020 was $11,400.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at March 31, 2020.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 26, 2020	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

