Form 10-Q
period 2020-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2020-09-14
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of September 14, 2020 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

June 30, 2020

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2020	DEC 31, 2019

ASSETS
Current Assets
Cash	$4,552	$77
Total Current Assets	4,552	77
Total Assets	$4,552	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$12,600	$7,200
Notes payable	219,521	212,321
Accrued interest	103,235	94,741
Total Current Liabilities	335,356	314,262
Total Liabilities	335,356	314,262
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid-in capital	25,148	25,148
Accumulated deficit	(356,660)	(340,041)
Total Stockholders' Deficit	(330,804)	(314,185)
Total Liabilities and Stockholders' Deficit	$4,552	$77

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2019

REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	2,710	2,710	8,125	8,125
TOTAL EXPENSES	2,710	2,710	8,125	8,125

INCOME (LOSS) BEFORE OTHER EXPENSE	(2,710)	(2,710)	(8,125)	(8,125)

OTHER INCOME (EXPENSE)
Interest expense	(4,307)	(4,021)	(8,494)	(7,973)
Total other income (expense)	(4,307)	(4,021)	(8,494)	(7,973)

INCOME (LOSS) BEFORE INCOME TAXES	(7,017)	(6,731)	(16,619)	(16,098)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(7,017)	$(6,731)	$(16,619)	$(16,098)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2019 and 2020

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit

Balance December 31, 2018	708,000	$708	$25,148	$(310,314)	$(284,458)
Net loss for the quarter ended March 31, 2019	—	—	—	(9,367)	(9,367)
Balance at March 31, 2019	708,000	$708	$25,148	$(319,681)	$(293,825)
Net loss for the quarter ended June 30, 2019	—	—	—	(6,731)	(6,731)
Balance at June 30, 2019	708,000	$708	$25,148	$(326,412)	$(300,556)

Balance December 31, 2019	708,000	$708	$25,148	$(340,041)	$(314,185)
Net loss for the quarter ended March 31, 2020	—	—	—	(9,602)	(9,602)
Balance at March 31, 2020	708,000	$708	$25,148	$(349,643)	$(323,787)
Net loss for the quarter ended June 30, 2020	—	—	—	(7,017)	(7,017)
Balance at June 30, 2020	708,000	$708	$25,148	$(356,660)	$(330,804)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporateds

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2019

Cash Flows from Operating Activities
Net income (loss)	$(16,619)	$(16,098)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	5,400	3,100
Increase in accrued interest	8,494	7,973
Net cash used by operating activities	(2,725)	(5,025)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	7,200	5,000
Net cash provided by financing activities	7,200	5,000

Increase (decrease) in cash	4,475	(25)

Cash and cash equivalents at beginning of period	77	132

Cash and cash equivalents at end of period	$4,552	$107

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

June 30, 2020

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2020 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full year ended December 31, 2020.

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

NOTE 3 – ACCOUNTS AND NOTES PAYABLE

At June 30, 2020 and December 31, 2019, the Company had accounts payable of $12,600 and $7,200, respectively.

During the six month period ended June 30, 2020 a third party loaned the Company $7,200. As of June 30, 2020 and December 31, 2019 notes payable was $219,521 and $212,321, respectively. The notes payable are for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand.

Accrued interest on the notes was $103,235 and $94,741 at June 30, 2020 and December 31, 2019, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2020 and 2019 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At June 30, 2020 we had cash of $4,552 compared to $77 cash at December 31, 2019. Our total liabilities increased to $335,356 at June 30, 2020 from $314,262 at December 31, 2019. The increase in total liabilities is primarily due to increases in accounts payable for professional fees, notes payable and accrued interest.

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

Results of Operations

We did not record revenues in either 2020 or 2019. General and administrative expense was $8,125 for the six months ended June 30, 2020 (“2020 six month period”) and for the six months ended June 30, 2019 (“2019 six month period”). General and administrative expense was $2,710 for the three months ended June 30, 2020 (“2020 second quarter”) and for the three months ended June 30, 2019 (“2019 second quarter”).

Total other expense increased to $8,494 for the 2020 six month period compared to $7,973 for the 2019 six month period. Total other expense was $4,307 for the 2020 second quarter compared to $4,021 for the 2019 second quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $16,619 for the 2020 six month period compared to $16,098 for the 2019 six month period. Our net loss increased to $7,017 for the 2020 second quarter compared to $6,731for the 2019 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2020 we had outstanding notes payable totaling $219,521. During the 2020 six month period a third party loaned the Company $7,200. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. We recorded total accrued interest at June 30, 2020 of $103,235.

During the 2020 six month period accounts payable increased by $5,400. Accounts payable for consulting services and professional services provided or paid for by third parties totaled $3,000 and $2,400 is owed to vendors. Total accounts payable at June 30, 2020 were $12,600.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at June 30, 2020.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: September 14, 2020	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

