Form 10-Q
period 2020-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2020-11-06
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2020 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

September 30, 2020

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2020	DEC 31, 2019

ASSETS
Current Assets
Cash	$4,752	$77
Total Current Assets	4,752	77
Total Assets	$4,752	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$10,500	$7,200
Notes payable	224,521	212,321
Accrued interest	107,683	94,741
Total Current Liabilities	342,704	314,262
Total Liabilities	342,704	314,262
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid-in capital	25,148	25,148
Accumulated deficit	(363,808)	(340,041)
Total Stockholders' Deficit	(337,952)	(314,185)
Total Liabilities and Stockholders' Deficit	$4,752	$77

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2020	FOR THE THREE MONTHS ENDED SEPT 30, 2019	FOR THE NINE MONTHS ENDED SEPT 30, 2020	FOR THE NINE MONTHS ENDED SEPT 30, 2019

REVENUES	$—	$—	$—	$—

EXPENSES
General and administrative	2,700	2,715	10,825	10,840
TOTAL EXPENSES	2,700	2,715	10,825	10,840

INCOME (LOSS) BEFORE OTHER EXPENSE	(2,700)	(2,715)	(10,825)	(10,840)

OTHER INCOME (EXPENSE)
Interest expense	(4,448)	(4,085)	(12,942)	(12,058)
Total other income (expense)	(4,448)	(4,085)	(12,942)	(12,058)

INCOME (LOSS) BEFORE INCOME TAXES	(7,148)	(6,800)	(23,767)	(22,898)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(7,148)	$(6,800)	$(23,767)	$(22,898)

Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2019 and 2020

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit

Balance December 31, 2018	708,000	$708	$25,148	$(310,314)	$(284,458)
Net loss for the quarter ended March 31, 2019	—	—	—	(9,367)	(9,367)
Balance at March 31, 2019	708,000	$708	$25,148	$(319,681)	$(293,825)
Net loss for the quarter ended June 30, 2019	—	—	—	(6,731)	(6,731)
Balance at June 30, 2019	708,000	$708	$25,148	$(326,412)	$(300,556)
Net loss for the quarter ended September 30, 2019	—	—	—	(6,800)	(6,800)
Balance at September 30, 2019	708,000	$708	$25,148	$(333,212)	$(307,356)

Balance December 31, 2019	708,000	$708	$25,148	$(340,041)	$(314,185)
Net loss for the quarter ended March 31, 2020	—	—	—	(9,602)	(9,602)
Balance at March 31, 2020	708,000	$708	$25,148	$(349,643)	$(323,787)
Net loss for the quarter ended June 30, 2020	—	—	—	(7,017)	(7,017)
Balance at June 30, 2020	708,000	$708	$25,148	$(356,660)	$(330,804)
Net loss for the quarter ended September 30, 2020	—	—	—	(7,148)	(7,148)
Balance at September 30, 2020	708,000	$708	$25,148	$(363,808)	$(337,952)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2020	FOR THE NINE MONTHS ENDED SEPT 30, 2019

Cash Flows from Operating Activities
Net income (loss)	$(23,767)	$(22,898)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	3,300	3,400
Increase in accrued interest	12,942	12,058
Net cash used by operating activities	(7,525)	(7,440)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	12,200	7,400
Net cash provided by financing activities	12,200	7,400

Increase (decrease) in cash	4,675	(40)

Cash and cash equivalents at beginning of period	77	132

Cash and cash equivalents at end of period	$4,752	$92

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

September 30, 2020

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2020 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2020 are not necessarily indicative of the operating results for the full year ended December 31, 2020.

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

NOTE 3 – NOTES PAYABLE

During the nine months ended September 30, 2020, a third party loaned the Company $12,200. The notes bear interest at 8% and are due on demand. Notes payable at September 30, 2020 and December 31, 2019 were $224,521 and $212,321, respectively. Accrued interest on the notes was $107,683 and $94,741 at September 30, 2020 and December 31, 2019, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue. At this time management is unsure what effect the COVID-19 pandemic will have on our search for companies to combine with.

As of the date of this report, our management has not had any discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may complete a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. In addition, any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2020 and 2019 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At September 30, 2020 we had cash of $4,752 compared to $77 cash at December 31, 2019. Our total liabilities increased to $342,704 at September 30, 2020 from $314,262 at December 31, 2019. The increase in total liabilities is primarily due to increases in accounts payable for professional fees, notes payable and accrued interest.

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

Results of Operations

We did not record revenues in either 2020 or 2019. General and administrative expense was $10,825 for the nine months ended September 30, 2020 (“2020 nine-month period”) and $10,840 for the nine months ended September 30, 2019 (“2019 nine-month period”). General and administrative expense was $2,700 for the three months ended September 30, 2020 (“2020 third quarter”) and $2,715 for the three months ended September 30, 2019 (“2019 third quarter”).

Total other expense increased to $12,942 for the 2020 nine-month period compared to $12,058 for the 2019 nine-month period. Total other expense was $4,448 for the 2020 third quarter compared to $4,085 for the 2019 third quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $23,767 for the 2020 nine-month period compared to $22,898 for the 2019 nine-month period. Our net loss increased to $7,148 for the 2020 third quarter compared to $6,800 for the 2019 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2020 we had outstanding notes payable totaling $224,521. During the 2020 nine-month period a third party loaned the Company $12,200. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. We recorded total accrued interest at September 30, 2020 of $107,683.

During the 2020 nine-month period accounts payable for consulting services and professional services provided or paid for by third parties totaled $3,300. Total accounts payable at September 30, 2020 were $10,500.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at September 30, 2020.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 6, 2020	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

