Form 10-K
period 2020-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2021-03-29
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___ to ___

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

The number of shares outstanding of the registrant’s common stock as of March 29, 2021, was 708,000.

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

At this time, management is unsure what effect the COVID-19 pandemic (the “Pandemic”) will have on our search for companies to combine with. Since we have minimal operations, the Pandemic has not caused any significant changes to our operations.

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

Holders and Dividends

We had 306 stockholders of record of our common stock as of March 29, 2021. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At December 31, 2020 our cash increased to $3,552 compared to $77 at December 31, 2019 as a result of proceeds from loans. Our total liabilities increased to $348,694 at December 31, 2020 from $314,262 at December 31, 2019 primarily due to increases in notes payable, cash advances, accrued interest and consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We had no revenues during 2020 and 2019. We recorded a slight decline in total operating expenses for December 31, 2020 compared to December 31, 2019. Interest expense for notes payable and notes payable – related party increased by 7.8% for December 31, 2020 compared to December 31, 2019. Our net loss increased 4.1% for December 31, 2020 compared to December 31, 2019. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2020 and 2019, we had outstanding notes payable totaling $230,521 and $212,321, respectively. Accrued interest for notes payable was $112,173 and $94,741 at December 31, 2020 and 2019, respectively. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the years ended December 31, 2020 and 2019, we borrowed $12,200 and $7,400, respectively, from third parties and recorded interest expense of $17,432 and $16,172 for the years ended December 31, 2020 and 2019, respectively.

On December 31, 2020 we converted $6,000 accounts payable owed to a third party for 2019 to notes payable, resulting in total accounts payable of $6,000 at December 31, 2020. On December 31, 2019 we converted $6,600 accounts payable owed to a third party for 2018 to notes payable, resulting in total accounts payable of $7,200 at December 31, 2019.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at December 31, 2020 and 2019.

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

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical Incorporated

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Skinovation Pharmaceutical Incorporated (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 23, 2021

Skinovation Pharmaceutical Incorporated

Balance Sheets

	DEC 31, 2020	DEC 31, 2019

ASSETS
Current Assets
Cash	$3,552	$77
Total Current Assets	3,552	77
Total Assets	$3,552	$77

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$6,000	$7,200
Notes payable	230,521	212,321
Accrued interest	112,173	94,741
Total Current Liabilities	348,694	314,262
Total Liabilities	348,694	314,262
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(370,998)	(340,041)
Total Stockholders' Deficit	(345,142)	(314,185)
Total Liabilities and Stockholders' Deficit	$3,552	$77

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2020	FOR THE YEAR ENDED DEC 31, 2019

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	13,525	13,555
TOTAL OPERATING EXPENSES	13,525	13,555

LOSS FROM OPERATIONS	(13,525)	(13,555)

OTHER INCOME (EXPENSE)
Interest expense	(17,432)	(16,172)
Total other income (expense)	(17,432)	(16,172)

LOSS BEFORE INCOME TAXES	(30,957)	(29,727)

INCOME TAX EXPENSE	—	—

NET LOSS	$(30,957)	$(29,727)

Basic and diluted net loss per share	$(0.04)	$(0.04)

Weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders' Deficit

For the years ended December 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2018	708,000	708	$25,148	$(310,314)	$(284,458)
Net loss for the year ended December 31, 2019	—	—	—	(29,727)	(29,727)
Balance – December 31, 2019	708,000	708	25,148	(340,041)	(314,185)
Net loss for the year ended December 31, 2020	—	—	—	(30,957)	(30,957)
Balance – December 31, 2020	708,000	708	$25,148	$(370,998)	$(345,142)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2020	FOR THE YEAR ENDED DEC 31, 2019

Cash Flows from Operating Activities
Net loss	$(30,957)	$(29,727)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	4,800	6,100
Increase in accrued interest	17,432	16,172
Net cash used by operating activities	(8,725)	(7,455)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	12,200	7,400
Net cash provided by financing activities	12,200	7,400

Increase (decrease) in cash	3,475	(55)

Cash and cash equivalents at beginning of year	77	132

Cash and cash equivalents at end of year	$3,552	$77

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of accounts payable to notes payable	$6,000	$6,600

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2020 and 2019

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

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

	For the Years Ended December 31,
	2020	2019
Net Loss (numerator)	$(30,957)	$(29,727)
Weighted Average Number of Shares Outstanding (denominator)	708,000	708,000
Basic Loss per Common Share	$(0.04)	$(0.04)

For the years ended December 31, 2020 and 2019, the Company had no potentially dilutive common stock equivalents issued.

e.	Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable for the fiscal years ended December 31, 2020 and December 31, 2019.

f.	Recent Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

g.	Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short-term nature of these instruments.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $345,142 and has incurred losses of $370,998 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 – INCOME TAXES

The Company follows FASB 740, Income Taxes which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $370,998 and $340,041 as of December 31, 2020 and December 31, 2019, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal Tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax asset and the valuation account are as follows at December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Net operating loss carryforward (at 21%)	$77,910	$71,409
Valuation allowance	(77,910)	(71,409)
Deferred tax asset	$—	$—

The change in the valuation allowance was $6,501 and $6,243 during the years ended December 31, 2020 and December 31, 2019, respectively.

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2020	2019
Federal tax benefit (at 21%)	$6,501	$6,234
Change in valuation allowance	(6,501)	(6,234)
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2020, 2019, 2018 and 2017.

NOTE 4 – ACCOUNTS AND NOTES PAYABLE

At December 31, 2020 and 2019, the Company had accounts payable of $6,000 and $7,200, respectively, and notes payable of $230,521 and $212,321, respectively, for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand. The accounts payable for services each year are converted to loans at the end of the following year. Accounts payable of $6,000 and $6,600 were converted to notes payable at December 31, 2020 and 2019, respectively.

Accrued interest was $112,173 and $94,741 at December 31, 2020 and 2019, respectively.

NOTE 5 – STOCK TRANSACTIONS

The Company did not issue any common stock, options, warrants or any other stock-based awards subsequent in 2020 or 2019.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements or the disclosures thereto.

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

For the year ended December 31, 2020, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Hugo Rodier	68	Director and President	May 2009 until our next annual meeting.
M. Jeanne Ball	63	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 29, 2021.

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

	Pinnacle Accountancy Group of Utah	Pinnacle Accountancy Group of Utah
	2020	2019
Audit fees	$6,200	$6,200
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i).1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 of the Form 10-KSB, filed March 29, 2002)
3(i).2	Wyoming Articles of Domestication, filed November 23, 2016 (Incorporated by reference to exhibit 3(i).2 of Form 10-K, filed March 20, 2017)
3(ii)	Bylaws of Skinovation (Incorporated by reference to exhibit 3(ii) of Form 10-K, filed March 20, 2017)
4.6	Description of Securities (Incorporated by reference to exhibit 4.6 of Form 10-K, filed July 10, 2020)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

SKINOVATION PHARMACEUTICAL INCORPORATED

By:  /s/ Hugo Rodier

Hugo Rodier, President

Date: March 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial Officer

Date: March 29, 2021

By:  /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: March 29, 2021

