Form 10-Q
period 2021-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2021-08-13
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(801) 323-2395

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant's common stock as of August 13, 2021 was 708,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

June 30, 2021

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2021	DEC 31, 2020

ASSETS
Current Assets
Cash	$1,852	$3,552
Total Current Assets	1,852	3,552
Total Assets	$1,852	$3,552

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$9,000	$6,000
Notes payable	234,021	230,521
Accrued interest	121,433	112,173
Total Current Liabilities	364,454	348,694
Total Liabilities	364,454	348,694
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid-in capital	25,148	25,148
Accumulated deficit	(388,458)	(370,998)
Total Stockholders' Deficit	(362,602)	(345,142)
Total Liabilities and Stockholders' Deficit	$1,852	$3,552

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2020

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	2,800	2,710	8,200	8,125
TOTAL EXPENSES	2,800	2,710	8,200	8,125

Loss from operations	(2,800)	(2,710)	(8,200)	(8,125)

OTHER EXPENSE
Interest expense	(4,650)	(4,307)	(9,260)	(8,494)
Total other income (expense)	(4,650)	(4,307)	(9,260)	(8,494)

LOSS BEFORE INCOME TAXES	(7,450)	(7,017)	(17,460)	(16,619)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(7,450)	$(7,017)	$(17,460)	$(16,619)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Stockholders' Deficit

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2019	708,000	$708	$25,148	$(340,041)	$(314,185)
Net loss for the quarter ended March 31, 2020	-	-	-	(9,602)	(9,602)
Balance at March 31, 2020	708,000	$708	$25,148	$(349,643)	$(323,787)
Net loss for the quarter ended June 30, 2020	-	-	-	(7,017)	(7,017)
Balance at June 30, 2020	708,000	$708	$25,148	$(356,660)	$330,804

Balance December 31, 2020	708,000	$708	$25,148	$(370,998)	$(345,142)
Net loss for the quarter ended March 31, 2021	-	-	-	(10,010)	(10,010)
Balance at March 31, 2021	708,000	$708	$25,148	$(381,008)	$(355,152)
Net loss for the quarter ended June 30, 2021	-	-	-	(7,450)	(7,450)
Balance at June 30, 2021	708,000	$708	$25,148	$(388,458)	$(362,602)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2020

Cash Flows from Operating Activities
Net loss	$(17,460)	$(16,619)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	3,000	5,400
Increase in accrued interest	9,260	8,494
Net cash used by operating activities	(5,200)	(2,725)

Cash Flows from Investing Activities
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable	3,500	7,200
Net cash provided by financing activities	3,500	7,200

Increase (decrease) in cash	(1,700)	4,475

Cash and cash equivalents at beginning of period	3,552	77

Cash and cash equivalents at end of period	$1,852	$4,552

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

June 30, 2021

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2021 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2020 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to acquire or merge with other operating companies.

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations. The Company is unable to predict the ultimate impact at this time.

NOTE 3 - ACCOUNTS AND NOTES PAYABLE

At June 30, 2021 and December 31, 2020, the Company had accounts payable of $9,000 and $6,000, respectively, and notes payable of $234,021 and $230,521, respectively, for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand.

Accrued interest on the notes was $121,433 and $112,173 at June 30, 2021 and December 31, 2020, respectively.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

In this report references to "Skinovation," "we," "us," and "our" refer to Skinovation Pharmaceutical Incorporated.

FORWARD LOOKING STATEMENTS

The U. S. Securities and Exchange Commission ("SEC") encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "expect," "believe," "intend," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2021 and 2020 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At June 30, 2021 we had cash of $1,852 compared to $3,552 cash at December 31, 2020. Our total liabilities increased to $364,454 at June 30, 2021 from $348,694 at December 31, 2020. The increase in total liabilities is primarily due to accounts payable for professional fees and accrued interest.

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

Results of Operations

We did not record revenues in either 2021 or 2020. We did not record a significant change in general and administrative expense for the six months ended June 30, 2021 ("2021 six-month period") compared to the six months ended June 30, 2020 ("2020 six-month period") and for the three months ended June 30, 2021 ("2021 second quarter") compared to the three months ended June 30, 2020 ("2020 second quarter").

Total other expense increased 9.0% for the 2021 six-month period compared to the 2020 six-month period. Total other expense increased 7.9% for the 2021 second quarter compared to the 2020 second quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased 5.1% for the 2021 six-month period compared to the 2020 six-month period. Our net loss increased 6.1% for the 2021 second quarter compared to the 2020 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2021 we had outstanding notes payable totaling $234,021. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. We recorded total accrued interest at June 30, 2021 of $121,433.

During the 2021 six-month period, accounts payable for consulting services and professional services provided or paid for by third parties totaled $3,000. Total accounts payable at June 30, 2021 was $9,000.

Two lenders represent in excess of 95% of the Company's accounts payable and notes payable at June 30, 2021.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Date: August 13, 2021	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

