Form 10-Q
period 2021-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2021-11-10
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant's common stock as of November 10, 2021 was 708,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

September 30, 2021

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2021	DEC 31, 2020
ASSETS
Current Assets
Cash	$552	$3,552
Total Current Assets	552	3,552
Total Assets	$552	$3,552

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$10,500	$6,000
Notes payable	234,021	230,521
Accrued interest	126,113	112,173
Total Current Liabilities	370,634	348,694
Total Liabilities	370,634	348,694
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid-in capital	25,148	25,148
Accumulated deficit	(395,938)	(370,998)
Total Stockholders' Deficit	(370,082)	(345,142)
Total Liabilities and Stockholders' Deficit	$552	$3,552

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2021	FOR THE THREE MONTHS ENDED SEPT 30, 2020	FOR THE NINE MONTHS ENDED SEPT 30, 2021	FOR THE NINE MONTHS ENDED SEPT 30, 2020
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	2,800	2,700	11,000	10,825
TOTAL EXPENSES	2,800	2,700	11,000	10,825

Loss from operations	(2,800)	(2,700)	(11,000)	(10,825)

OTHER EXPENSE
Interest expense	(4,680)	(4,448)	(13,940)	(12,942)
Total other income (expense)	(4,680)	(4,448)	(13,940)	(12,942)

LOSS BEFORE INCOME TAXES	(7,480)	(7,148)	(24,940)	(23,767)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(7,480)	$(7,148)	$(24,940)	$(23,767)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Basic and diluted weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Stockholders' Deficit

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	708,000	$708	$25,148	$(340,041)	$(314,185)
Net loss for the quarter ended March 31, 2020	-	-	-	(9,602)	(9,602)
Balance at March 31, 2020	708,000	$708	$25,148	$(349,643)	$(323,787)
Net loss for the quarter ended June 30, 2020	-	-	-	(7,017)	(7,017)
Balance at June 30, 2020	708,000	$708	$25,148	$(356,660)	$330,804
Net loss for the quarter ended September 30, 2020	-	-	-	(7,148)	(7,148)
Balance at September 30, 2020	708,000	$708	$25,148	$(363,808)	$(337,952)

Balance December 31, 2020	708,000	$708	$25,148	$(370,998)	$(345,142)
Net loss for the quarter ended March 31, 2021	-	-	-	(10,010)	(10,010)
Balance at March 31, 2021	708,000	$708	$25,148	$(381,008)	$(355,152)
Net loss for the quarter ended June 30, 2021	-	-	-	(7,450)	(7,450)
Balance at June 30, 2021	708,000	$708	$25,148	$(388,458)	$(362,602)
Net loss for the quarter ended September 30, 2021	-	-	-	(7,480)	(7,480)
Balance at September 30, 2021	708,000	$708	$25,148	$(395,938)	$(370,082)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2021	FOR THE NINE MONTHS ENDED SEPT 30, 2020
Cash Flows from Operating Activities
Net loss	$(24,940)	$(23,767)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	4,500	3,300
Increase in accrued interest	13,940	12,942
Net cash used by operating activities	(6,500)	(7,525)

Cash Flows from Investing Activities
Net cash used by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable	3,500	12,200
Net cash provided by financing activities	3,500	12,200

Increase (decrease) in cash	(3,000)	4,675

Cash and cash equivalents at beginning of period	3,552	77

Cash and cash equivalents at end of period	$552	$4,752

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

September 30, 2021

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2021 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2020 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

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

NOTE 3 - ACCOUNTS AND NOTES PAYABLE

At September 30, 2021 and December 31, 2020, the Company had accounts payable of $10,500 and $6,000, respectively, and notes payable of $234,021 and $230,521, respectively, for services as well as cash advances received from unrelated parties. During the nine months ended September 30, 2021 and 2020, the Company received $3,500 and $12,200, respectively, in notes payable proceeds. The notes payable bear interest at 8% and are due on demand.

Accrued interest on the notes was $126,113 and $112,173 at September 30, 2021 and December 31, 2020, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2021 and 2020 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At September 30, 2021 we had cash of $552 compared to $3,552 cash at December 31, 2020. Our total liabilities increased to $370,634 at September 30, 2021 from $348,694 at December 31, 2020. The increase in total liabilities is primarily due to accounts payable for professional fees and accrued interest.

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

Results of Operations

We did not record revenues in either 2021 or 2020. We recorded $11,000 in general and administrative expenses for the nine months ended September 30, 2021 ("2021 nine-month period") compared to $10,825 for the nine months ended September 30, 2020 ("2020 nine-month period"). We recorded $2,800 in general and administrative expenses for the three months ended September 30, 2021 ("2021 third quarter") compared to $2,700 for the three months ended September 30, 2020 ("2020 third quarter").

Total other expense increased to $13,940 for the 2021 nine-month period compared to $12,942 for the 2020 nine-month period. Total other expense increased to $4,680 for the 2021 third quarter compared to $4,448 for the 2020 third quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased to $24,940 for the 2021 nine-month period compared to $23,767 for the 2020 nine-month period. Our net loss increased to $7,480 for the 2021 third quarter compared to $7,148 for the 2020 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2021 we had outstanding notes payable totaling $234,021. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. We recorded total accrued interest at September 30, 2021 of $126,113.

During the 2021 nine-month period, accounts payable for consulting services and professional services provided or paid for by third parties totaled $4,500. Total accounts payable at September 30, 2021 was $10,500.

Two lenders represent in excess of 95% of the Company's accounts payable and notes payable at September 30, 2021.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 10, 2021	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

