Form 10-K
period 2021-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2022-03-23
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of March 23, 2022, was 708,000.

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

Our Business Plan

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by asset acquisition, merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing, we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

Holders and Dividends

We had 306 stockholders of record of our common stock as of March 23, 2022. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At December 31, 2021 our cash decreased to $222 compared to $3,552 at December 31, 2020 as a result of limited financing activities. Our total liabilities increased to $377,814 at December 31, 2021 from $348,694 at December 31, 2020 primarily due to increases in accrued interest for notes payable and notes payable for cash advances, consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We had no revenues during 2021 and 2020. General and administrative expense was $13,830 for 2021 compared to $13,525 for 2020.

Total other expense increased to $18,620 for 2021 compared to $17,432 for 2020 and represents interest expense on loans payable.

Our net loss increased to $32,450 for 2021 compared to $30,957 for 2020. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2021 and 2020, we had outstanding notes payable totaling $240,021 and $230,521, respectively. Accrued interest for notes payable was $130,793 and $112,173 at December 31, 2021 and 2020, respectively. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the years ended December 31, 2021 and 2020, we borrowed $3,500 and $12,200, respectively, from third parties and recorded interest expense of $18,620 and $17,432 for the years ended December 31, 2021 and 2020, respectively.

On December 31, 2021 we converted $6,000 accounts payable owed to a third party for 2020 to notes payable, resulting in total accounts payable of $7,000 at December 31, 2021. On December 31, 2020 we converted $6,000 accounts payable owed to a third party for 2019 to notes payable, resulting in total accounts payable of $6,000 at December 31, 2020.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at December 31, 2021 and 2020.

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

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical Incorporated

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Skinovation Pharmaceutical Incorporated (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 17, 2022

Skinovation Pharmaceutical Incorporated

Balance Sheets

	DEC 31, 2021	DEC 31, 2020
ASSETS
Current Assets
Cash	$222	$3,552
Total Current Assets	222	3,552
Total Assets	$222	$3,552

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$7,000	$6,000
Notes payable	240,021	230,521
Accrued interest	130,793	112,173
Total Current Liabilities	377,814	348,694
Total Liabilities	377,814	348,694

Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(403,448)	(370,998)
Total Stockholders' Deficit	(377,592)	(345,142)
Total Liabilities and Stockholders' Deficit	$222	$3,552

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2021	FOR THE YEAR ENDED DEC 31, 2020
REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	13,830	13,525
TOTAL OPERATING EXPENSES	13,830	13,525

LOSS FROM OPERATIONS	(13,830)	(13,525)

OTHER INCOME (EXPENSE)
Interest expense	(18,620)	(17,432)
TOTAL OTHER INCOME (EXPENSE)	(18,620)	(17,432)

LOSS BEFORE INCOME TAXES	(32,450)	(30,957)

INCOME TAX EXPENSE	—	—

NET LOSS	$(32,450)	$(30,957)

Basic and diluted net loss per share	$(0.05)	$(0.04)

Basic and diluted weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated
Statements of Stockholders' Deficit
For the years ended December 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2019	708,000	708	$25,148	$(340,041)	$(314,185)
Net loss for the year ended December 31, 2020	—	—	—	(30,957)	(30,957)
Balance – December 31, 2020	708,000	708	$25,148	$(370,998)	$(345,142)
Net loss for the year ended December 31, 2021	—	—	—	(32,450)	(32,450)
Balance – December 31, 2021	708,000	708	$25,148	$(403,448)	$(377,592)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2021	FOR THE YEAR ENDED DEC 31, 2020
Cash Flows from Operating Activities
Net loss	$(32,450)	$(30,957)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	7,000	4,800
Increase in accrued interest	18,620	17,432
Net cash used by operating activities	(6,830)	(8,725)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	3,500	12,200
Net cash provided by financing activities	3,500	12,200

Increase (decrease) in cash	(3,330)	3,475

Cash and cash equivalents at beginning of year	3,552	77

Cash and cash equivalents at end of year	$222	$3,552

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of accounts payable to notes payable	$6,000	$6,000

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2021 and 2020

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

	For the Years Ended December 31,
	2021	2020
Net Loss (numerator)	$(32,450)	$(30,957)
Weighted Average Number of Shares Outstanding (denominator)	708,000	708,000
Basic Loss per Common Share	$(0.05)	$(0.04)

For the years ended December 31, 2021 and 2020, the Company had no potentially dilutive common stock equivalents issued.

e. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable for the fiscal years ended December 31, 2021 and December 31, 2020.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $377,592 and has incurred losses of $403,448 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies. The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations.  The Company is unable to predict the ultimate impact at this time.

NOTE 3 – INCOME TAXES

The Company follows FASB ASC 740 which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $403,448 and $370,998 as of December 31, 2021 and December 31, 2021, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

Deferred tax asset and the valuation account are as follows at December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Net operating loss carryforward (at 21%)	$84,724	$77,910
Valuation allowance	(84,724)	(77,910)
Deferred tax asset	$—	$—

The change in the valuation allowance was $6,815 during the year ended December 31, 2021.

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2021	2020
Federal tax benefit (at 21%)	$6,814	$6,501
Change in valuation allowance	(6,814)	(6,501)
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2021 and 2020 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2021, 2020, 2019, and 2018.

NOTE 4 – ACCOUNTS AND NOTES PAYABLE

At December 31, 2020 and 2019, the Company reported accounts payable of $7,000 and $6,000, respectively, and notes payable of $240,021 and $230,521 for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand. The accounts payable for services each year are converted to loans at the end of the following year. Accounts payable of $6,000 and $6,000 were converted to notes payable at December 31, 2021 and 2020, respectively.

Accrued interest was $130,793 and $112,173 at December 31, 2021 and 2020, respectively.

NOTE 5 – STOCK TRANSACTIONS

The Company did not issue any common stock, options, warrants or any other stock-based awards in 2021 and 2020.

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

For the year ended December 31, 2021, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Hugo Rodier	69	Director and President	May 2009 until our next annual meeting.
M. Jeanne Ball	64	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 23, 2022.

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

	Pinnacle Accountancy Group of Utah	Pinnacle Accountancy Group of Utah
	2021	2020
Audit fees	$6,500	$6,200
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

Date: March 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial Officer

Date: March 23, 2022

By:   /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: March 23, 2022

