Form 10-K
period 2022-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2023-03-30
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 29, 2023, was 708,000.

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

Holders and Dividends

We had 306 stockholders of record of our common stock as of March 29, 2023. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At December 31, 2022 our cash decreased to $163 compared to $222 at December 31, 2021 as a result of limited financing activities. Our total liabilities increased to $411,498 at December 31, 2022 from $377,814 at December 31, 2021 primarily due to increases in accrued interest for notes payable and notes payable for cash advances, consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We had no revenues during 2022 or 2021. General and administrative expense was $14,059 for 2022 compared to $13,830 for 2021.

Total other expense increased to $19,684 for 2022 compared to $18,620 for 2021 and represents interest expense on loans payable.

Our net loss increased to $33,743 for 2022 compared to $32,450 for 2021. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2022 and 2021, we had outstanding notes payable totaling $255,021 and $240,021, respectively. Accrued interest for notes payable was $150,477 and $130,793 at December 31, 2022 and 2021, respectively. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the years ended December 31, 2022 and 2021, we borrowed $9,000 and $3,500, respectively, from third parties and recorded interest expense of $19,684 and $18,620 for the years ended December 31, 2022 and 2021, respectively.

On December 31, 2022 we converted $6,000 accounts payable owed to a third party for 2021 to notes payable, resulting in total accounts payable of $6,000 at December 31, 2022.

On December 31, 2021 we converted $6,000 accounts payable owed to a third party for 2020 to notes payable, resulting in total accounts payable of $7,000 at December 31, 2021

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at December 31, 2022 and 2021.

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

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical Incorporated

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Skinovation Pharmaceutical Incorporated (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 24, 2023

Skinovation Pharmaceutical Incorporated

Balance Sheets

	DEC 31, 2022	DEC 31, 2021
ASSETS
Current Assets
Cash	$163	$222
Total Current Assets	163	222
Total Assets	$163	$222

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$6,000	$7,000
Notes payable	255,021	240,021
Accrued interest	150,477	130,793
Total Current Liabilities	411,498	377,814
Total Liabilities	411,498	377,814

Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(437,191)	(403,448)
Total Stockholders' Deficit	(411,335)	(377,592)
Total Liabilities and Stockholders' Deficit	$163	$222

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2022	FOR THE YEAR ENDED DEC 31, 2021
REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	14,059	13,830
TOTAL OPERATING EXPENSES	14,059	13,830

LOSS FROM OPERATIONS	(14,059)	(13,830)

OTHER INCOME (EXPENSE)
Interest expense	(19,684)	(18,620)
TOTAL OTHER INCOME (EXPENSE)	(19,684)	(18,620)

LOSS BEFORE INCOME TAXES	(33,743)	(32,450)

INCOME TAX EXPENSE	—	—

NET LOSS	$(33,743)	$(32,450)

Basic and diluted net loss per share	$(0.05)	$(0.05)

Basic and diluted weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders’ Deficit

For the years ended December 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	708,000	708	$25,148	$(370,998)	$(345,142)
Net loss for the year ended December 31, 2021	—	—	—	(32,450)	(32,450)
Balance – December 31, 2021	708,000	708	$25,148	$(403,448)	$(377,592)
Net loss for the year ended December 31, 2022	—	—	—	(33,743)	(33,743)
Balance – December 31, 2022	708,000	708	$25,148	$(437,191)	$(411,335)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2022	FOR THE YEAR ENDED DEC 31, 2021
Cash Flows from Operating Activities
Net loss	$(33,743)	$(32,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	5,000	7,000
Increase in accrued interest	19,684	18,620
Net cash used by operating activities	(9,059)	(6,830)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	9,000	3,500
Net cash provided by financing activities	9,000	3,500

Decrease in cash	(59)	(3,330)

Cash and cash equivalents at beginning of year	222	3,552

Cash and cash equivalents at end of year	$163	$222

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of accounts payable to notes payable	$6,000	$6,000

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2022 and 2021

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

	For the Years Ended December 31,
	2022	2021
Net Loss (numerator)	$(33,743)	$(32,450)
Weighted Average Number of Shares Outstanding (denominator)	708,000	708,000
Basic Loss per Common Share	$0.05	$(0.05)

For the years ended December 31, 2022 and 2021, the Company had no potentially dilutive common stock equivalents issued.

e. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2022 and 2021.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $411,335 and has incurred losses of $437,191 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 - INCOME TAXES

The Company follows ASC 740, “Income Taxes,” which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $437,191 and $403,448 as of December 31, 2022 and 2021, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

Deferred tax asset and the valuation account are as follows at December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Net operating loss carryforward (at 21%)	$91,810	$84,724
Valuation allowance	(91,810)	(84,724)
Deferred tax asset	$—	$—

The change in the valuation allowance was $7,086 during the year ended December 31, 2022.

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2022	2021
Federal tax benefit (at 21%)	$7,086	$6,814
Change in valuation allowance	(7,086)	(6,814)
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2022 and 2021 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2022, 2021, 2020 and 2019.

NOTE 4 - ACCOUNTS AND NOTES PAYABLE

At December 31, 2022 and 2021, the Company reported accounts payable of $6,000 and $7,000, respectively, and notes payable of $255,021 and $240,021 for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand. The accounts payable for services each year may be converted to loans at the end of the following year. Accounts payable of $6,000 and $6,000 were converted to notes payable at December 31, 2022 and 2021, respectively. The Company received notes payable proceeds of $9,000 and $3,500 during the years ended December 31, 2022 and 2021, respectively.

Accrued interest was $150,477 and $130,793 at December 31, 2022 and 2021, respectively.

NOTE 5 - STOCK TRANSACTIONS

The Company did not issue any common stock, options, warrants or any other stock-based awards during the years ended December 31, 2022 or 2021.

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

For the year ended December 31, 2022, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Hugo Rodier	70	Director and President	May 2009 until our next annual meeting.
M. Jeanne Ball	65	Director and Secretary/Treasurer	March 1998 until our next annual meeting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of common stock outstanding as of March 29, 2023.

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

	Pinnacle Accountancy Group of Utah	Pinnacle Accountancy Group of Utah
	2022	2021
Audit fees	$6,700	$6,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

Date: March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial Officer

Date: March 29, 2023

By:  /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: March 29, 2023

