Form 10-Q
period 2023-06-30
SKINOVATION PHARMACEUTICAL INC
filed 2023-08-03
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2023 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

June 30, 2023

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2023	DEC 31, 2022
ASSETS
Current Assets
Cash	$3,533	$163
Total Current Assets	3,533	163
Total Assets	$3,533	$163

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$9,000	$6,000
Notes payable	264,021	255,021
Accrued interest	160,817	150,477
Total Current Liabilities	433,838	411,498
Total Liabilities	433,838	411,498
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid-in capital	25,148	25,148
Accumulated deficit	(456,161)	(437,191)
Total Stockholders' Deficit	(430,305)	(411,335)
Total Liabilities and Stockholders' Deficit	$3,533	$163

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	2,910	2,880	8,630	8,490
TOTAL EXPENSES	2,910	2,880	8,630	8,490

Loss from operations	(2,910)	(2,880)	(8,630)	(8,490)

OTHER INCOME (EXPENSE)
Interest expense	(5,280)	(4,900)	(10,340)	(9,735)
Total other income (expense)	(5,280)	(4,900)	(10,340)	(9,735)

LOSS BEFORE INCOME TAXES	(8,190)	(7,780)	(18,970)	(18,225)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(8,190)	$(7,780)	$(18,970)	$(18,225)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic and diluted weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders' Deficit

For the three and six months ended June 30, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	708,000	$708	$25,148	$(403,448)	$(377,592)
Net loss for the three months ended March 31, 2022	—	—	—	(10,445)	(10,445)
Balance – March 31, 2022	708,000	$708	$25,148	$(413,893)	$(388,037)
Net loss for the three months ended June 30, 2022	—	—	—	(7,780)	(7,780)
Balance – June 30, 2022	708,000	$708	$25,148	$(421,673)	$(395,817)

Balance – December 31, 2022	708,000	$708	$25,148	$(437,191)	$(411,335)
Net loss for the three months ended March 31, 2023	—	—	—	(10,780)	(10,780)
Balance – March 31, 2023	708,000	$708	$25,148	$(447,971)	$(422,115)
Net loss for the three months ended June 30, 2023	—	—	—	(8,190)	(8,190)
Balance – June 30, 2023	708,000	$708	$25,148	$(456,161)	$(430,305)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
Cash Flows from Operating Activities
Net loss	$(18,970)	$(18,225)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	3,000	3,350
Increase in accrued interest	10,340	9,735
Net cash used by operating activities	(5,630)	(5,140)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	9,000	5,000
Net cash provided by financing activities	9,000	5,000

Net increase (decrease) in cash	3,370	(140)

Cash at beginning of period	163	222

Cash at end of period	$3,533	$82

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKINOVATION PHARMACEUTICAL INCORPORATED

Notes to the Unaudited Condensed Financial Statements

June 30, 2023

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2023 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2022 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2023 are not necessarily indicative of the operating results for the full year ended December 31, 2023.

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

NOTE 3 – ACCOUNTS AND NOTES PAYABLE

At June 30, 2023 and December 31, 2022, the Company had accounts payable of $9,000 and $6,000, respectively, and notes payable of $264,021 and $255,021, respectively, for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand.

Accrued interest on the notes was $160,817 and $150,477 at June 30, 2023 and December 31, 2022, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2023 and 2022 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At June 30, 2023 we had cash of $3,533 compared to $163 cash at December 31, 2022. Our total liabilities increased to $433,838 at June 30, 2023 from $411,498 at December 31, 2022. The increase in total liabilities is primarily due to accounts payable and notes payable for professional fees and accrued interest.

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

Results of Operations

We did not record revenues in either 2023 or 2022. We recorded $8,630 in general and administrative expenses for the six months ended June 30, 2023 (“2023 six-month period”) compared to $8,490 for the six months ended June 30, 2022 (“2022 six-month period”). We recorded $2,910 in general and administrative expenses for the three months ended June 30, 2023 (“2023 second quarter”) compared to $2,880 the three months ended June 30, 2022 (“2022 second quarter”).

Total other expense increased to $10,340 for the 2023 six-month period compared to $9,735 for the 2022 six-month period. Total other expense increased to $5,280 for the 2023 second quarter compared to $4,900 for the 2022 second quarter. Total other expense represents interest expense on notes payable.

Our net loss for the 2023 six-month period increased to $18,970 compared to $18,225 for the 2022 six-month period. Our net loss for the 2023 second quarter increased to $8,190 compared to $7,780 for the 2022 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2023 we had outstanding notes payable totaling $264,021. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. We owed total accrued interest at June 30, 2023 of $160,817.

At June 30, 2023 accounts payable for consulting services and professional services provided or paid for by third parties totaled $9,000.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 3, 2023	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

