Form 10-Q
period 2023-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2023-11-02
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2023 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

September 30, 2023

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2023	DEC 31, 2022

ASSETS
Current Assets
Cash	$9,634	$163
Total Current Assets	9,634	163
Total Assets	$9,634	$163

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$10,500	$6,000
Notes payable	271,521	255,021
Accrued interest	165,855	150,477
Total Current Liabilities	447,876	411,498
Total Liabilities	447,876	411,498
Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid-in capital	25,148	25,148
Accumulated deficit	(464,098)	(437,191)
Total Stockholders' Deficit	(438,242)	(411,335)
Total Liabilities and Stockholders' Deficit	$9,634	$163

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2023	FOR THE THREE MONTHS ENDED SEPT 30, 2022	FOR THE NINE MONTHS ENDED SEPT 30, 2023	FOR THE NINE MONTHS ENDED SEPT 30, 2022

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	2,899	2,760	11,529	11,250
TOTAL EXPENSES	2,899	2,760	11,529	11,250

Loss from operations	(2,899)	(2,760)	(11,529)	(11,250)

OTHER INCOME (EXPENSE)
Interest expense	(5,038)	(4,969)	(15,378)	(14,704)
Total other income (expense)	(5,038)	(4,969)	(15,378)	(14,704)

LOSS BEFORE INCOME TAXES	(7,937)	(7,729)	(26,907)	(25,954)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(7,937)	$(7,729)	$(26,907)	$(25,954)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Basic and diluted weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders' Deficit

For the three and nine months ended September 30, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	708,000	$708	$25,148	$(403,448)	$(377,592)
Net loss for the three months ended March 31, 2022	—	—	—	(10,445)	(10,445)
Balance – March 31, 2022	708,000	$708	$25,148	$(413,893)	$(388,037)
Net loss for the three months ended June 30, 2022	—	—	—	(7,780)	(7,780)
Balance – June 30, 2022	708,000	$708	$25,148	$(421,673)	$(395,817)
Net loss for the three months ended Sept 30, 2022	—	—	—	(7,729)	(7,729)
Balance – September 30, 2022	708,000	$708	$25,148	$(429,402)	$(403,546)

Balance – December 31, 2022	708,000	708	25,148	(437,191)	(411,335)
Net loss for the three months ended March 31, 2023	—	$—	$—	$(10,780)	$(10,780)
Balance – March 31, 2023	708,000	708	25,148	(447,971)	(422,115)
Net loss for the three months ended June 30, 2023	—	$—	$—	$(8,190)	$(8,190)
Balance – June 30, 2023	708,000	708	25,148	(456,161)	(430,305)
Net loss for the three months ended Sept 30, 2023	—	$—	$—	$(7,937)	$(7,937)
Balance – September 30, 2023	708,000	708	25,148	(464,098)	(438,242)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2023	FOR THE NINE MONTHS ENDED SEPT 30, 2022

Cash Flows from Operating Activities
Net loss	$(26,907)	$(25,954)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	4,500	3,500
Increase in accrued interest	15,378	14,704
Net cash used by operating activities	(7,029)	(7,750)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	16,500	9,000
Net cash provided by financing activities	16,500	9,000

Net increase in cash	9,471	1,250

Cash at beginning of period	163	222

Cash at end of period	$9,634	$1,472

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKINOVATION PHARMACEUTICAL INCORPORATED

Notes to the Unaudited Condensed Financial Statements

September 30, 2023

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2023 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2022 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the operating results for the full year ended December 31, 2023.

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

NOTE 3 – ACCOUNTS AND NOTES PAYABLE

At September 30, 2023 and December 31, 2022, the Company had accounts payable of $10,500 and $6,000, respectively, and notes payable of $271,521 and $255,021, respectively, for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand.

Accrued interest on the notes was $165,855 and $150,477 at September 30, 2023 and December 31, 2022, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine, through acquisition or merger, with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2023 and 2022 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At September 30, 2023 we had cash of $9,634 compared to $163 cash at December 31, 2022. Our total liabilities increased to $477,876 at September 30, 2023 from $411,498 at December 31, 2022. The increase in total liabilities is primarily due to accounts payable and notes payable for professional fees and accrued interest.

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

Results of Operations

We did not record revenues in either 2023 or 2022. We recorded $11,529 in general and administrative expenses for the nine months ended September 30, 2023 (“2023 nine-month period”) compared to $11,250 for the nine months ended September 30, 2022 (“2022 nine-month period”). We recorded $2,899 in general and administrative expenses for the nine months ended September 30, 2023 (“2023 Third quarter”) compared to $2,760 the nine months ended September 30, 2022 (“2022 Third quarter”).

Total other expense increased to $15,378 for the 2023 nine-month period compared to $14,704 for the 2022 nine-month period. Total other expense increased to $5,038 for the 2023 third quarter compared to $4,969 for the 2022 third quarter. Total other expense represents interest expense on notes payable.

Our net loss for the 2023 nine-month period increased to $26,907 compared to $25,954 for the 2022 nine-month period. Our net loss for the 2023 third quarter increased to $7,937 compared to $7,729 for the 2022 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2023 we had outstanding notes payable totaling $271,521. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. We owed total accrued interest at September 30, 2023 of $165,855.

At September 30, 2023 accounts payable for consulting services and professional services provided or paid for by third parties totaled $10,500.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at September 30, 2023.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 2, 2023	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

