Form 10-K
period 2023-12-31
SKINOVATION PHARMACEUTICAL INC
filed 2024-04-15
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___ to ___

Commission file number: 000-30991

SKINOVATION PHARMACEUTICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	87-0458170 (I.R.S. Employer Identification No.)
440 East 400 South Ste 300, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its Common Stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2024, was 708,000.

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

PART I

ITEM 1. BUSINESS

Historical Development

The Company was originally incorporated in the state of Nevada on January 15, 1988, as Data Financial Corporation. On August 5, 1992, Data Financial changed its name to Skinovation Pharmaceutical Incorporated when it began operations as a licensee for pharmaceutical products; however, that operation ceased in 1993. On November 23, 2016, the Company filed Articles of Domestication in the state of Wyoming; effectively moving the Company’s state of domicile from Nevada to Wyoming.

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

In addition, regulations also deny the use of Form S-8 for the registration of securities of a shell company and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for the Company to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by “back door” registrations.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

Item 1C. Cybersecurity.

The Company recognizes the importance of cybersecurity and the potential risks associated with cyber incidents. As a small entity with simple operations managed solely by our Chief Executive Officer (CEO), we have not implemented formal cybersecurity policies or procedures. However, we take reasonable steps to protect our electronic data and ensure the security of our operations.

Given the size of our company and the nature of our operations, we believe the risk of significant cybersecurity incidents is minimal. Our CEO is responsible for overseeing all aspects of our business, including the management of cybersecurity risks. We utilize standard commercial software for business operations, which includes basic security features such as password protection and data encryption.

To date, we have not experienced any material cybersecurity incidents, and there has been no known unauthorized access to our systems. We will continue to monitor our cybersecurity risk profile and take appropriate actions to safeguard our data and systems.

Should any material cybersecurity incidents occur, we will assess the situation and disclose the nature, scope, and potential impact of the incident in accordance with SEC regulations.

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

Holders and Dividends

We had 306 stockholders of record of our Common Stock as of March 31, 2024. We have not declared dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. [Reserved]

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

Liquidity and Capital Resources

We have not established an ongoing source of revenue sufficient to cover our operating costs and we expect to rely upon third parties to pay for our operating expenses. At December 31, 2023, our cash increased to $16,234 compared to $163 at December 31, 2022, as a result of limited financing activities. Our total liabilities increased to $463,435 at December 31, 2023, from $411,498 at December 31, 2022, primarily due to increases in accrued interest for notes payable and notes payable for cash advances, consulting services and professional services provided by or paid for by third parties.

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

Results of Operations

We had no revenues during 2023 and 2022. General and administrative expense was $14,929 for 2023 compared to $14,059 for 2022.

Total other expense increased to $20,937 for 2023 compared to $19,684 for 2022 and represents interest expense on loans payable.

Our net loss increased to $35,866 for 2023 compared to $33,743 for 2022. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2023 and 2022, we had outstanding notes payable totaling $286,021 and $255,021, respectively. Accrued interest for notes payable was $171,414 and $150,477 at December 31, 2023 and 2022, respectively. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. During the years ended December 31, 2023 and 2022, we borrowed $25,000 and $9,000, respectively, from third parties and recorded interest expense of $20,937 and $19,684 for the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023, we recorded accounts payable of $6,000 compared to $6,000 for December 31, 2022.

On December 31, 2023, we converted $6,000 accounts payable owed to a third party for 2022 to notes payable, resulting in total accounts payable of $6,000 at December 31, 2023.

On December 31, 2022, we converted $6,000 accounts payable owed to a third party for 2021 to notes payable, resulting in total accounts payable of $6,000 at December 31, 2022.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at December 31, 2023 and 2022.

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

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Skinovation Pharmaceutical Incorporated

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Skinovation Pharmaceutical Incorporated (the Company) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Skinovation Pharmaceutical Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Skinovation Pharmaceutical Inc. (“the Company”) as of December 31, 2023 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited assets, negative working capital, and net losses since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
April 10, 2024

Skinovation Pharmaceutical Incorporated

Balance Sheets

	DEC 31, 2023	DEC 31, 2022

ASSETS
Current Assets
Cash	$16,234	$163
Total Current Assets	16,234	163
Total Assets	$16,234	$163

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$6,000	$6,000
Notes payable	286,021	255,021
Accrued interest	171,414	150,477
Total Current Liabilities	463,435	411,498
Total Liabilities	463,435	411,498
Commitments and Contingencies	0	0

Stockholders' Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid in capital	25,148	25,148
Accumulated deficit	(473,057)	(437,191)
Total Stockholders' Deficit	(447,201)	(411,335)
Total Liabilities and Stockholders' Deficit	$16,234	$163

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2023	FOR THE YEAR ENDED DEC 31, 2022

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	14,929	14,059
TOTAL OPERATING EXPENSES	14,929	14,059

LOSS FROM OPERATIONS	(14,929)	(14,059)

OTHER INCOME (EXPENSE)
Interest expense	(20,937)	(19,684)
TOTAL OTHER INCOME (EXPENSE)	(20,937)	(19,684)

LOSS BEFORE INCOME TAXES	(35,866)	(33,743)

INCOME TAX EXPENSE	—	—

NET LOSS	$(35,866)	$(33,743)

Basic and diluted net loss per share	$(0.05)	$(0.05)

Basic and diluted weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Stockholders’ Deficit

For the years ended December 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	708,000	708	$25,148	$(403,448)	$(377,592)
Net loss for the year ended December 31, 2022	—	—	—	(33,743)	(33,743)
Balance – December 31, 2022	708,000	708	$25,148	$(437,191)	$(411,335)
Net loss for the year ended December 31, 2023	—	—	—	(35,866)	(35,866)
Balance – December 31, 2023	708,000	708	$25,148	$(473,057)	$(447,201)

The accompanying notes are an integral part of these financial statements.

Skinovation Pharmaceutical Incorporated

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2023	FOR THE YEAR ENDED DEC 31, 2022

Cash Flows from Operating Activities
Net loss	$(35,866)	$(33,743)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	6,000	5,000
Increase in accrued interest	20,937	19,684
Net cash used by operating activities	(8,929)	(9,059)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	25,000	9,000
Net cash provided by financing activities	25,000	9,000

Increase (decrease) in cash	16,071	(59)

Cash and cash equivalents at beginning of year	163	222

Cash and cash equivalents at end of year	$16,234	$163

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of accounts payable to notes payable	$6,000	$6,000

The accompanying notes are an integral part of these financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Financial Statements

December 31, 2023 and 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization & Summary of Significant Accounting Policies

The Company was incorporated under the laws of the state of Nevada on January 15, 1988, as Data Financial Corporation. The Company changed its name to Skinovation Pharmaceutical Incorporated on August 5, 1992. On November 23, 2016, the Company changed its domicile from Nevada to Wyoming

b. Cash and Cash Equivalents

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

	For the Years Ended December 31,
	2023	2022
Net Loss (numerator)	$(35,866)	$(33,743)
Weighted Average Number of Shares Outstanding (denominator)	708,000	708,000
Basic Loss per Common Share	$0.05	$(0.05)

For the years ended December 31, 2023 and 2022, the Company had no potentially dilutive Common Stock equivalents issued.

e. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2023, and December 31, 2022.

f. Recent Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

g. Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short-term nature of these instruments

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short-term nature of these instruments.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $447,201 and has incurred losses of $473,057 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $473,057 and $437,191 as of December 31, 2023, and December 31, 2022, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

Deferred tax asset and the valuation account are as follows at December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Net operating loss carryforward (at 21%)	$99,342	$91,810
Valuation allowance	(99,342)	(91,810)
Deferred tax asset	$—	$—

The change in the valuation allowance was $7,532 during the year ended December 31, 2023.

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2023	2022
Federal tax benefit (at 21%)	$7,532	$7,086
Change in valuation allowance	(7,532)	(7,086)
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2023, 2022, 2021, and 2020.

NOTE 4 - ACCOUNTS AND NOTES PAYABLE

At December 31, 2023 and 2022, the Company reported accounts payable of $6,000 and $6,000, respectively, and notes payable of $286,021 and $255,021 for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand. The accounts payable for services each year may be converted to loans at the end of the following year. Accounts payable of $6,000 and $6,000 were converted to notes payable at December 31, 2023 and 2022, respectively.

Accrued interest was $171,414 and $150,477 at December 31, 2023 and 2022, respectively.

NOTE 5 - STOCK TRANSACTIONS

The Company did not issue any Common Stock, options, warrants or any other stock-based awards subsequent in 2023 and 2022.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 3, 2024, the Board of Directors (the “Board”) of Skinovation Pharmaceutical Incorporated (“Skinovation” or the “Company”) agreed to dismiss the Company’s independent registered public accounting firm, Pinnacle Accountancy Group of Utah (“Pinnacle”), effective as of January 3, 2024. Also on January 3, 2024, the Company engaged the accounting firm of Fruci & Associates II, PLLC as the Company’s new independent registered public accounting firm. The Board and the Company’s Audit Committee approved of the dismissal of Pinnacle and the engagement of Fruci & Associates II, PLLC.

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

For the year ended December 31, 2023, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Hugo Rodier – From 2000 to the present Mr. Rodier has been a Medical Director with Pioneer Comprehensive Clinic located in Draper, Utah. In addition, since 2002, he has been an adjunct professor of Family and Preventive Medicine and a member of the Utah School of Medicine Admissions Committee at the University of Utah. He received his medical degree from the University of Utah, School of Medicine.

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

Code of Ethics

Since we have only two persons serving as executive officers and Directors, and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC and comply with applicable governmental laws and regulations.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding Common Stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of Preferred Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 708,000 shares of Common Stock outstanding as of March ____, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firm, Fruci & Associates II, PLLC for 2023 audit only and Pinnacle Accountancy Group of Utah for the 2022 audit and 2023 10-Q reviews.

in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	Fruci & Associates II, PLLC.	Pinnacle Accountancy Group of Utah
	2023	2023/2022
Audit fees	$6,000	$7,100
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Skinovation Pharmaceutical Incorporated are included in this report under Item 8 on pages 17 through 25.

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

Date: April 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Hugo Rodier

Hugo Rodier

Director and President

Principal Executive Officer

Principal Financial Officer

Date: April 15, 2024

By: /s/ M. Jeanne Ball

M. Jeanne Ball

Director and Secretary/Treasurer

Date: April 15, 2024

