Form 10-Q
period 2024-03-31
SKINOVATION PHARMACEUTICAL INC
filed 2024-05-09
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of May 6, 2024 was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

March 31, 2024

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

	(Unaudited)
	MARCH 31, 2024	DECEMBER 31, 2023

ASSETS
Current Assets
Cash	$12,734	$16,234
Total Current Assets	12,734	16,234
Total Assets	$12,734	$16,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$7,500	$6,000
Accounts payable – Vendors	5,051
Notes payable	286,021	286,021
Accrued interest	177,134	171,414
Total Current Liabilities	475,706	463,435
Total Liabilities	475,706	463,435
Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid-in capital	25,148	25,148
Accumulated deficit	(488,828)	(473,057)
Total Stockholders' Deficit	(462,972)	(447,201)
Total Liabilities and Stockholders' Deficit	$12,734	$16,234

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023

REVENUES	$—	$—

OPERATING EXPENSES
General and administrative	10,051	5,720
TOTAL EXPENSES	10,051	5,720

Loss from operations	(10,051)	(5,720)

OTHER INCOME (EXPENSE)
Interest expense	(5,720)	(5,060)
Total other income (expense)	(5,720)	(5,060)

LOSS BEFORE INCOME TAXES	(15,771)	(10,780)

INCOME TAX EXPENSE	—	—

NET LOSS	$(15,771)	$(10,780)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average shares outstanding	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Stockholders’ Deficit

For the three months ended March 31, 2024 and 2023

			Additional	Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022	708,000	$708	$25,148	$(437,191)	$(411,335)
Net loss for the three months ended March 31, 2023	—	—	—	(10,780)	(10,780)
Balance – March 31, 2023	708,000	$708	$25,148	$(447,971)	$(422,115)

Balance – December 31, 2023	708,000	$708	$25,148	$(473,057)	$(447,201)
Net loss for the three months ended March 31, 2024	—	—	—	(15,771)	(15,771)
Balance – March 31, 2024	708,000	$708	$25,148	$(488,828)	$(462,972)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023

Cash Flows from Operating Activities
Net loss	$(15,771)	$(10,780)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	6,551	1,500
Increase in accrued interest	5,720	5,060
Net cash used by operating activities	(3,500)	(4,220)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	9,000
Net cash provided by financing activities	—	9,000

Net increase (decrease) in cash	(3,500)	4,780

Cash at beginning of period	16,234	163

Cash at end of period	$12,734	$4,943

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

Skinovation Pharmaceutical Incorporated

Notes to the Unaudited Condensed Financial Statements

March 31, 2024

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2024, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023, audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2024, are not necessarily indicative of the operating results for the full year ended December 31, 2024.

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

NOTE 3 – ACCOUNTS AND NOTES PAYABLE

At March 31, 2024, and December 31, 2023, the Company had accounts payable of $7,500 and $6,000, respectively, and notes payable of $286,021 and $286,021 , respectively, for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand.

Accrued interest on the notes was $177,134 and $171,414 at March 31, 2024, and December 31, 2023, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded operating revenues and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2024 and 2023 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At March 31, 2024, we had cash of $12,734 compared to $16,234 cash at December 31, 2023. Our total liabilities increased to $475,706 at March 31, 2024, from $463,435 at December 31, 2023. The increase in total liabilities is primarily due to accounts payable and notes payable for professional fees and accrued interest.

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

Results of Operations

We did not record revenues in either 2024 or 2023. We recorded $10,051 in general and administrative expenses for the three months ended March 31, 2024 (“2024 first quarter”), compared to $5,720 the three months ended March 31, 2023 (“2023 first quarter”).

Total other expense increased to $5,720 for the 2024 first quarter, compared to $5,060 for the 2023 first quarter. Total other expense represents interest expense on notes payable.

Our net loss for the 2024 first quarter increased to $15,771, compared to $10,780 for the 2023 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2024, we had outstanding notes payable totaling $286,021. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. We owed total accrued interest at March 31, 2024, of $177,134.

During the 2024 first quarter, accounts payable for consulting services and professional services provided or paid for by third parties totaled $7,500.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at March 31, 2024.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 6, 2024	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

