Form 10-Q
period 2024-09-30
SKINOVATION PHARMACEUTICAL INC
filed 2024-11-21
CIK 1118072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-30991

SKINOVATION PHARMACEUTICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	87-0458170 (I.R.S. Employer Identification No.)
440 East 400 South, Ste 300, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of November 19, 2024  was 708,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKINOVATION PHARMACEUTICAL INCORPORATED

Condensed Financial Statements

September 30, 2024

(Unaudited)

Skinovation Pharmaceutical Incorporated

Condensed Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$1,844	$16,234
Total Current Assets	1,844	16,234
Total Assets	$1,844	$16,234

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$10,500	$6,000
Notes payable	286,021	286,021
Accrued interest	188,574	171,414
Total Current Liabilities	485,095	463,435
Total Liabilities	485,095	463,435
Commitments and Contingencies	—	—
Stockholders’ Deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 708,000 shares issued and outstanding	708	708
Additional paid-in capital	25,148	25,148
Accumulated deficit	(509,107)	(473,057)
Total Stockholders' Deficit	(483,251)	(447,201)
Total Liabilities and Stockholders' Deficit	$1,844	$16,234

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED September 30, 2024	FOR THE THREE MONTHS ENDED September 30, 2023	FOR THE NINE MONTHS ENDED September 30, 2024	FOR THE NINE MONTHS ENDED September 30, 2023
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	4,890	2,899	18,890	11,529
TOTAL EXPENSES	4,890	2,899	18,890	11,529

Loss from operations	(4,890)	(2,899)	(18,890)	(11,529)

OTHER INCOME (EXPENSE)
Interest expense	(5,720)	(5,038)	(17,160)	(15,378)
Total other income (expense)	(5,720)	(5,038)	(17,160)	(15,378)

LOSS BEFORE INCOME TAXES	(10,610)	(7,937)	(36,050)	(26,907)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(10,610)	(7,937)	(36,050)	(26,907)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.05)	$(0.04)

Basic and diluted weighted average shares outstanding	708,000	708,000	708,000	708,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Stockholders’ Deficit

For the three and nine months ended (Unaudited) September 30, 2024 and 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	708,000	$708	$25,148	$(437,191)	$(411,335)
Net loss for the three months ended March 31, 2023	—	—	—	(10,780)	(10,780)
Balance – March 31, 2023	708,000	$708	$25,148	$(447,971)	$(422,115)
Net loss for the three months ended June 30, 2023	—	—	—	(8,190)	(8,190)
Balance – June 30, 2023	708,000	$708	$25,148	$(456,161)	$(430,305)
Net loss for the three months ended September 30, 2023	—	—	—	(7,937)	(7,937)
Balance – September 30, 2023	708,000	$708	$25,148	$(464,098)	$(438,242)

Balance – December 31, 2023	708,000	$708	$25,148	$(473,057)	$(447,201)
Net loss for the three months ended March 31, 2024	—	—	—	(15,771)	(15,771)
Balance – March 31, 2024	708,000	$708	$25,148	$(488,828)	$(462,972)
Net loss for the three months ended June 30, 2024	—	—	—	(9,669)	(9,669)
Balance – June 30, 2024	708,000	$708	$25,148	$(498,497)	$(472,641)
Net loss for the three months ended September 30, 2024	—	—	—	(10,610)	(10,610)
Balance – September 30, 2024	708,000	$708	$25,148	$(509,107)	$(483,251)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Skinovation Pharmaceutical Incorporated

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED September 30, 2024	FOR THE NINE MONTHS ENDED September 30, 2023
Cash Flows from Operating Activities
Net loss	$(36,050)	$(26,907)
Adjustments to reconcile net loss to cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	4,500	4,500
Increase in accrued interest
Net cash used by operating activities	(14,390)	(7,029)

Cash Flows from Investing Activities
Net cash used by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	16,500
Net cash provided by financing activities	—	16,500

Net increase (decrease) in cash	(14,390)	9,471

Cash at beginning of period	16,234	163

Cash at end of period	$1,844	$9,634

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SKINOVATION PHARMACEUTICAL INCORPORATED

Notes to the Unaudited Condensed Financial Statements

September 30, 2024

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2024, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023, audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2024, are not necessarily indicative of the operating results for the full year ended December 31, 2024.

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

NOTE 3 – ACCOUNTS AND NOTES PAYABLE

At September 30, 2024, and December 31, 2023, the Company had accounts payable of $10,500 and $6,000, respectively, and notes payable of $286,021 and $286,021, respectively, for services as well as cash advances received from unrelated parties. The notes payable bear interest at 8% and are due on demand.

Accrued interest on the notes was $188,574 and $171,414 at September 30, 2024, and December 31, 2023, respectively.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

In this report references to “Skinovation,” “we,” “us,” and “our” refer to Skinovation Pharmaceutical Incorporated.

FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “expect,” “believe,” “intend,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues from operations since inception, and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations during 2024 and 2023 and have not established an ongoing source of revenue sufficient to cover our operating costs. We expect to rely upon third parties to pay for our operating expenses. At September 30, 2024, we had cash of $1,844 compared to $16,234 cash at December 31, 2023. Our total liabilities increased to $485,095 at September 30, 2024, from $463,435 at December 31, 2023. The increase in total liabilities is primarily due to accounts payable and notes payable for professional fees and accrued interest.

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

Results of Operations

We did not record revenues from operations in either 2024 or 2023. We recorded $18,890 in general and administrative expenses for the nine months ended September 30, 2024 compared to $11,529 for the nine months ended September 30, 2023. We recorded $4,890 in general and administrative expenses for the three months ended September 30, 2024 compared to $2,899 the three months ended September 30, 2023.

Total other expense increased to $17,160 for the September 30, 2024 Nine-Month Period compared to $15,378 for the September 30, 2023 Nine-Month Period. Total other expense increased to $5,720 for the September 30, 2024 Third Quarter compared to $5,038 for the September 30, 2023 Third Quarter. Total other expense represents interest expense on notes payable.

Our net loss for the September 30, 2024 Nine-Month Period increased to $36,050 compared to $26,907 for the September 30, 2023 Nine-Month Period. Our net loss for the September 30, 2024 Third Quarter increased to $10,610 compared to $7,937 for the September 30, 2023 Third Quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2024, we had outstanding notes payable totaling $286,021. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. We owed total accrued interest at September 30, 2024, of $188,574.

At September 30, 2024, accounts payable for consulting services and professional services provided or paid for by third parties totaled $10,500.

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable at September 30, 2024.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 21, 2024	SKINOVATION PHARMACEUTICAL INCORPORATED By: /s/ Hugo Rodier Hugo Rodier President and Director Principal Financial Officer

